Form 10-Q
period 1997-03-31
LADY LUCK GAMING CORP
filed 1997-05-13
CIK 906527

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1997
                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes               No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1997, there were 29,285,698 shares of common stock, $.001 par value per share, outstanding.

PART I            FINANCIAL INFORMATION

         Item 1.           FINANCIAL STATEMENTS


                                                   LADY LUCK GAMING CORPORATION
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (in thousands)
                                                           (Unaudited)

                                                               ASSETS
                                                                    March 31, 1997          December  31, 1996
Current assets:
     Cash and cash equivalents................................     $          18,856          $         15,490
     Accounts receivable......................................                   992                     1,276
     Inventories..............................................                 1,239                     1,198
     Prepaid expenses.........................................                 2,490                     2,620
         Total current assets.................................                23,577                    20,584

Property and equipment, net of accumulated
     depreciation and amortization of $31,689 and
     $28,736 as of March 31, 1997 and December
     31, 1996, respectively...................................               171,144                   173,119


Other assets:
     Pre-opening costs........................................                 1,348                     1,353
     Deferred financing fees and costs net of
         accumulated amortization of $2,699 and
         $2,482 as of March 31, 1997 and
         December 31, 1996, respectively......................                 3,388                     3,605
     Investment in unconsolidated affiliates, net.............                22,391                    21,449
     Other....................................................                 3,791                     3,608
                                                                              30,918                    30,015
TOTAL ASSETS..................................................      $        225,639          $        223,718




















     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                                   LADY LUCK GAMING CORPORATION
                                         CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                                          (in thousands)
                                                            (Unaudited)


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                    March 31, 1997           December 31, 1996

Current liabilities:
     Current portion of long-term debt........................     $           3,441         $           3,385
     Accrued interest.........................................                 1,879                     1,825
     Accounts payable.........................................                 5,518                     4,416
     Construction and retention payables......................                 1,957                     1,957
     Income taxes payable.....................................                    42                        42
     Other accrued liabilities................................                 8,102                     8,267
         Total current liabilities............................                20,939                    19,892

Long-term debt:
     Mortgage note payable....................................               173,500                   173,500
     Other long-term debt.....................................                 6,783                     7,581
         Total long-term debt.................................               180,283                   181,081

              Total liabilities...............................               201,222                   200,973

Commitments and contingencies (Notes 6, 7 and 8)

Series A mandatory cumulative redeemable preferred
     stock, $38.98 and $37.89, as of March 31, 1997
     and December 31, 1996, respectively per share
     liquidation value, 1,800,000 shares authorized,
     433,638 shares issued and outstanding....................                16,902                    16,430

Stockholders' equity:
     Common stock, $.001 par value, 75,000,000
         shares authorized, 29,285,698 shares issued
         and outstanding .....................................                    29                        29
     Additional paid-in capital...............................                31,382                    31,382
     Accumulated deficit......................................               (23,896)                  (25,096)
         Total stockholders' equity...........................                 7,515                     6,315
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY.....................................         $     225,639           $       223,718












     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                                   LADY LUCK GAMING CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                    1997                    1996
Revenues:
     Casino..........................................                            $     36,799          $       34,722
     Food and beverage...............................                                   4,439                   3,844
     Hotel...........................................                                     991                     525
     Equity in net income of affiliates..............                                     942                   1,138
     Other...........................................                                   1,430                   1,166
         Gross revenues..............................                                  44,601                  41,395
         Less: Promotional allowances................                                  (3,393)                 (2,731)
         Net revenues................................                                  41,208                  38,664

Costs and expenses:
     Casino..........................................                                  14,899                  13,298
     Food and beverage...............................                                   1,688                   1,666
     Hotel...........................................                                     563                     285
     Other...........................................                                      74                      72
     Selling, general and
         administrative..............................                                  13,384                  12,028
     Related party management/license fees                                                514                     528
     Depreciation and amortization...................                                   2,953                   2,747
         Total costs and expenses....................                                  34,075                  30,624

Operating income ....................................                                   7,133                   8,040

Other income (expense):
     Interest income.................................                                     159                     319
     Interest expense................................                                  (5,672)                 (5,320)
     Other...........................................                                      52                      53
                                                                                       (5,461)                 (4,948)

Income before income tax provision...................                                   1,672                   3,092

Income tax provision.................................                                       -                     124

NET INCOME...........................................                                   1,672                   2,968

Preferred stock dividends............................                                     472                     422
Income applicable to
     common stockholders.............................                            $      1,200            $      2,546

NET INCOME PER SHARE

     Applicable to common stockholders...............                            $       0.04            $       0.09

Weighted average number of common
     shares outstanding..............................                              29,285,698              29,285,698


     The accompanying notes are an integral part of these condensed consolidated statements.


                                                      LADY LUCK GAMING CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (in thousands)
                                                               (Unaudited)



                                                                             Three Months Ended
                                                                                  March 31,
                                                                     1997                          1996

Cash flows from operating activities:
   Net income...................................            $           1,672             $            2,968
   Adjustments to reconcile net
     income to net cash provided by
       (used in) operating activities:
     Depreciation and amortization..............                        2,953                          2,747
     Amortization of bond offering
       fees and costs...........................                          217                            217
   Equity in net income of unconsolidated
     affiliates.................................                         (942)                        (1,138)
   (Increase) decrease in assets:
     Accounts receivable........................                          284                           (179)
     Inventories................................                          (41)                           (14)
     Prepaid expenses...........................                          130                            242
   Increase (decrease) in liabilities:
     Accounts payable...........................                        1,102                          1,719
     Accrued interest...........................                           54                            633
     Other accrued liabilities..................                         (165)                          (695)
     Federal income taxes payable...............                            -                            (71)
Net cash provided by (used in)
   operating activities.........................                        5,264                          6,429

Cash flows from investing activities:
   Purchase of property and equipment...........                         (698)                        (6,396)
   Construction and retention payables..........                            -                          1,370
   Pre-opening costs............................                            5                            (93)
   Restricted cash..............................                            -                           (121)
   Other assets.................................                         (183)                           233
Net cash provided by (used in) investing
   activities...................................                         (876)                        (5,007)















     The accompanying notes are an integral part of these condensed consolidated statements.


                                                      LADY LUCK GAMING CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                              (in thousands, except supplemental schedule)
                                                               (Unaudited)



                                                                                Three Months Ended
                                                                                     March 31,
                                                                           1997                      1996

Cash flows from financing activities:
   Payments on debt and slot contracts..........                         (1,022)                     (643)
Net cash provided by (used in) financing
   activities...................................                         (1,022)                     (643)

Net increase (decrease) in cash and cash
   equivalents..................................                          3,366                       779
Cash and cash equivalents,
   beginning of period..........................                         15,490                    22,148
Cash and cash equivalents, end of period                            $    18,856             $      22,927


Supplemental disclosures of cash flow
   information :
     Cash paid during the period for:
       Interest (net of amount capitalized
         of $262 for the three months
         ended March 31, 1996,
         respectively) ...............................              $     5,402             $       4,471
       Income taxes paid..............................              $         -             $         225

Supplemental Schedule of Non-Cash Investing and Financing Activities:

     The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $472,000 and $422,000 for the three month period ended March 31, 1997 and 1996, respectively.

     The Company entered into contracts for the purchase of slot machines, other equipment and land which totaled approximately $280,000 during the three month period ended March 31, 1997.
















     The accompanying notes an integral part of these condensed consolidated statements.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   The Company and Basis of Presentation

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three month period ended March 31, 1997 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management is the evaluation of the recoverability of the carrying values of the land held for development and the projects under development by Lady Luck Vicksburg, Inc. and Lady Luck Kimmswick, Inc. The Company has made certain reclassifications for the three months ended March 31, 1996 in order to classify amounts in a manner consistent with the three months ended March 31, 1997.

     The  consolidated  financial  statements  of Lady Luck  Gaming  Corporation
("LLGC"), a Delaware corporation, include the accounts of LLGC and its subsidiaries (collectively the "Company"). The Company's operations primarily include those of LLGC, Lady Luck Gaming Finance Corporation ("LLGFC"), a Delaware corporation; Lady Luck Mississippi, Inc. ("LLM"), Lady Luck Biloxi, Inc. ("LLB"), Lady Luck Gulfport, Inc. ("LLG"), Lady Luck Vicksburg, Inc. ("LLV") and Lady Luck Tunica, Inc. ("LLT"), each a Mississippi corporation (collectively the "Mississippi Companies"); Gold Coin Incorporated ("GCI"), a Delaware corporation; Lady Luck Kimmswick, Inc. ("LLK"), a 93% owned Missouri corporation; Magnolia Lady, Inc. ("MLI"), a Mississippi corporation; Lady Luck Quad Cities, Inc. ("LLQC"), a Delaware corporation; and Old River Development, Inc. ("ORD"), a Mississippi corporation. The Company also owns investments in joint ventures with BRDC and Bally's (see Note 4) which are accounted for under the equity method. LLGC and its subsidiaries were organized to develop and operate gaming and hotel properties in emerging jurisdictions.

     LLGC and LLGFC were formed in February 1993, pursuant to an Investment Agreement dated October 20, 1992 between Andrew H. Tompkins, certain affiliates of Mr. Tompkins and certain holders of equity and debt securities of GCI (the "Investment Agreement"). Pursuant to the Investment Agreement, Mr. Tompkins indirectly contributed all outstanding common stock of the Mississippi Companies to LLGFC in exchange for 550,000 shares of LLGC Class B Common Stock and 216,819 shares of LLGC Series A Mandatory Cumulative Redeemable Preferred Stock ("Series A"), liquidation value of $5,420,000. In connection with the contribution of the stock of the Mississippi Companies, Mr. Tompkins received $3,734,000 which represented the historical carrying value of the net assets of $13,400,000 in excess of the capital contribution required by the Investment Agreement. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi and acquired and took over operation of the 147-room River Park in Natchez, Mississippi on April 15, 1996; GCI reopened on May 28, 1993; LLB began dockside casino operations on December 13, 1993 in Biloxi, Mississippi, and MLI, which does business as Lady Luck Rhythm & Blues, commenced dockside gaming operations on June 27, 1994 in Coahoma County, Mississippi, commenced operation of a 173-room hotel on August 16, 1994, commenced gaming operations of Country Casino and the Pavilion, as described below, on May 21, 1996 and acquired and took over operation of the 120-room Riverbluff in Helena, Arkansas on July 3, 1996. LLQC commenced operation of the Bettendorf Joint Venture on April 21, 1995 (see Note
4). ORD commenced operation of a 240-room hotel on August 24, 1994 and contributed it to the Bally's Joint Venture in March 1995 (see Note 4). LLQC and BRDC commenced casino operation of the Bettendorf Joint Venture on April 21, 1995 (see Note 4). All of the other Mississippi Companies and LLK are in various stages of development and have no operating history.

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

     Mississippi Gaming Commission regulations require licensees to invest certain minimum amounts in land-based, non-gaming infrastructure (the "Land-Based Requirement"). The Mississippi Gaming Commission (the "Commission") found, during the quarter ended March 31, 1997, that LLB complied with the Land-Based Requirement.

     A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Coahoma County casino operations. These casinos are highly dependent on patronage by residents in Arkansas. A change in general economic conditions or the extent and nature of regulations enabling casino gaming in Arkansas could adversely affect these casinos' future operating results.

3.   Net Income Per Share

     Net income per share is computed using the weighted average number of common shares and common stock equivalents, if dilutive, actually outstanding during the period. Common stock equivalents represent the shares that would be outstanding assuming exercise of dilutive stock options. No common stock equivalents are included in the computation for the three month period ended March 31, 1997 and 1996, as the effect would be anti-dilutive or would dilute earnings per share by less than three percent.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes new accounting standards for the computation and financial statement presentation of earnings per share data. SFAS No. 128 is effective for statements issued for periods ending after December 15, 1997 and earlier implementation is not permitted. The Company expects that there will be no material effect upon implementing SFAS No. 128 on its earnings per share calculations.

4.   Investment in Unconsolidated Affiliates

     The Company's investments in joint ventures with Bettendorf Riverfront Development Company (BRDC) and Bally's Entertainment Corporation ("Bally's") are accounted for under the equity method and the Company's portion of income or loss from the joint ventures is included in Equity in Net Income of
Unconsolidated Affiliates in the accompanying Consolidated Statements of Operations for the three month period ended March 31, 1997 and 1996.

     In December 1994, the Company entered into a joint venture (the "Bettendorf Joint Venture") with BRDC to complete and operate a casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). The joint venture agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC is leasing certain real property to the Bettendorf Joint Venture at the lease rate of $150,000 per month. The Company is leasing a gaming vessel with a cost of $21,635,000 and a carrying value net of accumulated depreciation as of March 31, 1997 and December 31, 1996 of $19,948,000 and $20,168,000, respectively, to the Bettendorf Joint Venture for approximately $189,000 per month plus applicable taxes, which amount was determined upon cost of the assets and the Company's cost of capital at the time the lease was entered into. In addition, the Company is leasing certain gaming equipment with a cost of $3,705,000 and a carrying value net of accumulated depreciation as of March 31, 1997 and December 31, 1996 of $2,610,000 and $2,755,000, respectively, to the Bettendorf Joint Venture, as discussed below, for approximately $122,000 per month net of applicable taxes, which amount was determined based upon cost of the assets and the Company's cost of capital at the time the lease was entered into. The Company's rental income relating to the gaming vessel lease was $567,000 and $595,000 for the three month period ended March 31, 1997 and 1996, respectively. The Company's rental income relating to the gaming equipment lease was $366,000 and $300,000 for the three month period ended March 31, 1997 and 1996, respectively.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Lady Luck Bettendorf commenced operations on April 21, 1995. All net profits and losses from all operations of Lady Luck Bettendorf are allocated equally between the Company and BRDC. The Company has also been granted the right to manage Lady Luck Bettendorf with substantially the same terms and fees as the Company's wholly-owned casinos, less $37,500 per month, with a portion of the fees received, up to $325,000 annually, by the Company paid to BRDC as consultants. Lady Luck Bettendorf incurred $359,000 and $428,000, respectively, in management fees for the three month periods ended March 31, 1997 and 1996.

     Summarized balance sheet information for the Bettendorf Joint Venture as of March 31, 1997 and December 31, 1996 is as follows (in thousands):

                                              March 31, 1997   December 31, 1996

         Current assets                        $      6,287      $        5,935
         Property and equipment, net                 13,187              12,435
           Total assets                        $     19,474      $       18,370

         Current liabilities                   $      3,888      $        5,492
         Long-term liabilities                        2,374               1,107
         Members' equity                             13,212              11,771
           Total liabilities and
              members' equity                  $     19,474      $       18,370

     Summarized results of operations for the Bettendorf Joint Venture for the three month period ended March 31, 1997 and 1996 are as follows (in thousands):

                                                 Three Months Ended March 31,
                                                     1997                 1996

         Net revenues                          $     17,417      $       15,055
         Costs and expenses                          15,976              13,656
         Net income                            $      1,441      $        1,399

     In March 1995, the Company formed a joint venture with affiliates of Bally's to complete a casino/hotel project in northern Tunica County, Mississippi. Upon formation of the Bally's Joint Venture, ORD contributed its existing 240-room hotel in northern Tunica County, as well as other related assets and liabilities, with a total net cost of $16.1 million, to the joint venture. Bally's contributed a closed dockside casino (the "Dockside Casino") which was, at the time of such contribution, located at Mhoon Landing in southern Tunica County, and certain other assets to the joint venture. The
Dockside Casino has been relocated to the ORD hotel site. A Bally's entity manages and controls the Bally's Joint Venture. The Bally's Joint Venture is owned 58% by Bally's, 35% by ORD and 7% by D.J. Brata, a former 11% minority shareholder of ORD. The Company is currently negotiating with Bally's and D.J. Brata the final amount of the Company's initial capital contribution to be credited to its partners' capital account and other matters in accordance with the joint venture agreement and, in 1995, provided a reserve of $350,000 relating to any unfavorable resolution of these matters. Hotel operations under Bally's management commenced in April 1995 and casino operations commenced in December 1995.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Summarized balance sheet information for the Bally's Joint Venture as of March 31, 1997 and December 31, 1996 is as follows (in thousands):

                                              March 31, 1997   December 31, 1996

              Current assets                   $     9,109        $      8,630
              Property and equipment, net           50,532              51,537
              Other assets                             973               1,041
                  Total assets                 $    60,614        $     61,208

              Current liabilities              $     6,724        $      7,279
              Long-term liabilities                  6,326               6,994
              Partners' capital                     47,564              46,935
                  Total liabilities and
                      partners' capital        $    60,614        $     61,208

     Summarized results of operations for the Bally's Joint Venture for the three month period ended March 31, 1997 and 1996 are as follows (in thousands):

                                                  Three Months Ended March 31,
                                                   1997                 1996

              Net revenues                     $    15,438        $     20,428
              Costs and expenses                    14,805              19,175
              Net income (loss)                $       633        $      1,253


     Net income of the Bally's Joint Venture for the three month period ended March 31, 1996 includes pre-opening expenses of $2.0 million.

5.   Long-Term Debt

     At March 31, 1997 and December 31, 1996, long-term debt consisted of the following (in thousands):


                                                                      March 31, 1997             December 31, 1996
11 7/8% First Mortgage Notes; semi-annual payments
      of interest only; due March 2001; collateralized by
      substantially all assets of the Company (the "2001
      Notes")..............................................          $        173,500            $         173,500
Note payable to a corporation; monthly payments of
      interest only at 10%; principal due July 2001,
      collateralized by a deed of trust...................                      2,750                        2,750
Note payable to a corporation; annual payments of
      principal of $119 plus accrued interest at 8%; due
      June 2003; collateralized by a land deed of trust
                                                                                  833                          833

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Notes payable to corporations; monthly payments of
      principal and interest at rates up to prime plus
      7%; due through May 1998 secured by the
      equipment...........................................                      3,028                        3,589
Mortgage note payable to a corporation; quarterly
      payments of principal and interest at prime plus  1
      1/2% based on a 20 year amortization; due April
      2006; collateralized by a deed of trust.............                      2,888                        2,925
Note payable to a corporation; quarterly payments of
      principal and accrued interest at 9%; due October
      1998, collateralized by a deed of trust.............                        330                          385
Other.....................................................                        395                          484
                                                                              183,724                      184,466
Less: current portion.....................................                     (3,441)                      (3,385)
      Total long-term debt................................           $        180,283             $        181,081

     The Indenture as supplemented effective March 28, 1996, covering the 2001 Notes (the "Indenture") provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness,
(c) to make asset sales (d) to engage in other lines of business, and (e) to maintain a minimum consolidated net worth as defined. The Company believes it was in compliance with the Indenture as of March 31, 1997 and December 31, 1996.

6.    Employment Agreements

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

7.    Litigation

      Shareholder Class Action Lawsuits

     LLGC has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Act of 1933 and the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with LLGC's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. LLGC has retained outside counsel to respond to the complaint and while

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

      Greek Lawsuits

     The Company and certain of its joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7,722,000 as of April 14, 1997 based upon published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known.

     Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgement against the Company in the amount of approximately 87.1 million drachma (which was approximately $320,000 as of April 14, 1997 based upon published exchange rates). The Company intends to appeal the Court's decision and has been informed by its Greek counsel that it has meritorious grounds to prosecute such appeal.

      Other Matters

     On November 5, 1996, the United States Bankruptcy Court for the Northern District of Mississippi dismissed a lawsuit which had been brought by Superior Boat Works, Inc. ("Superior") against LLM on or about September 23, 1993. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. Such proceeding alleged damages of approximately $47,000,000, of which approximately $3,400,000 was alleged for additional construction work on Lady Luck Natchez and the remaining amount was alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. Superior has appealed the decision to dismiss the action. The Company, based in part on the advice of its counsel, believes that it has meritorious defenses and does not believe that the appeal of the decision will have a material adverse effect on the Company's financial condition or results of operations.

8.    Commitments and Contingencies

      Lease Commitments

     MLI leases approximately 1,000 acres of land surrounding the Helena Bridge which connects Mississippi to Arkansas. The MLI lease provides that the monthly lease payment would increase by $150,000 per month beginning July 1, 1995 until an additional casino either north or south of the Lady Luck Rhythm & Blues property commenced operation. In accordance with the lease agreement, this additional rent was paid by the Company. With the opening of the Country Casino on May 21, 1996, this provision was satisfied and the rental payment reverted to a percentage basis.

     LLGC on its own or through its operating subsidiaries, has entered into a series of leases and options to lease in various locations where it is operating or intends to develop and operate dockside casinos. The leases are primarily for a term of 40 years from the date of execution and are cancelable at the option of LLGC with a maximum period of notice of 60 days with the exception of certain leases entered into by LLB and LLG which are cancelable upon six months notice on the fifth anniversary of the commencement date of such leases and upon six months notice on any fifth anniversary date thereafter. In addition, LLGC, on its own or through its operating subsidiaries, has entered into certain options to either lease or purchase additional property in other states. Most of the leases are contingent upon regulatory approval of the lease and all leases contain certain periodic rent adjustments.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Prior to suspending development of a planned casino in Gulfport, Mississippi, the Company entered into three leases for real property (the "Gulfport Lease"). During December 1996, the Company agreed to accept approximately $400,000 compensation from the Mississippi Transportation Commission in exchange for surrendering one of these leasehold interests pursuant to condemnation proceedings. The surrender of the leasehold interest also released the Company from its remaining obligations under the lease. The remaining leases currently require annual payments of approximately $830,000 and provide for future increases based on the Consumer Price Index. The Company is seeking joint venture partners to assume the leases or invest in the proposed casino project; however, there can be no assurance that such a joint venture will be consummated. The principal lease is terminable by LLG in November 1998 and requires an annual lease payment of approximately $550,000 per year through such date. The Company was required to prepay these lease payments for the twelve months ending November 1998. The Company was required to make improvements to the leased property of at least $1.0 million on or before May 8, 1995 (the "Improvement Requirement"). While the Company has spent in excess of $1.0 million on the Gulfport Project, the landlord, while not now claiming that the Company is in default, has reserved the right to claim that Lady Luck Gulfport has not satisfied the Improvement Requirement. The Company has been in discussions with third parties, including joint venture partners, regarding an assumption of the Gulfport Lease. There can be no assurance that such negotiations or discussions will be successful. A reserve of approximately $600,000 was provided as of December 31, 1995 to fully reserve the prepaid lease payment for the twelve months ending November 1998, and an additional reserve of approximately $350,000 was provided as of December 31, 1996 to reserve a portion of future lease payments.

       Central City Memorandum of Understanding

     During November 1996, GCI entered into a non-binding Memorandum of Understanding (the "Memorandum") with BWCC, Inc. which does business as Bullwhackers - Central City ("Bullwhackers"). The Memorandum provides for a combination of the respective companies' gaming establishments which currently operate on adjacent real property in Central City, Colorado and the use of, but not the title transfer or assumption of debt related to, the assets of GCI and Bullwhackers. Pursuant to the Memorandum, Bullwhackers shall provide resources and expertise to manage the joint operation subsequent to the completion of certain capital improvements to be made by GCI to combine the facilities and improve GCI's gaming equipment, which capital improvements shall in no event exceed $1.5 million. The Memorandum provides for distributions to be made at least quarterly in accordance with certain priorities which first recognize the capital improvements to be made by GCI. The Memorandum provides GCI an option to purchase the assets of Bullwhackers and gives Bullwhackers an option to purchase the assets of GCI upon advance written notice after the joint facility commences gaming operations. In addition, the Memorandum provides a put option for Bullwhackers to sell its assets to GCI under similar terms. The option price shall be determined based on carrying amounts or earnings multiples and shall be at discounted amounts if the sale is within a certain period and shall be in exchange for certain consideration, a portion of which may include LLGC common stock. The transactions contemplated by the Memorandum are subject to various contingencies including, inter alia, the due diligence investigation of the parties, governmental approvals, approval by the Boards of Directors of GCI and Bullwhackers, and the negotiation and execution of definitive agreements. However, no assurance can be provided that these contingencies will be satisfied.

      Construction Commitments

     The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of December 31, 1996, approximately $6.0 million has been expended under this contract and approximately $1.9 million is included in construction payables. It is anticipated that this vessel will be utilized by LLK and, therefore, the Missouri Project will be responsible for payment of the remaining amounts under the contract. However, if the Missouri Project is not consummated the Company may be responsible for the then outstanding obligations.

      Development Stage Projects

     In addition to its Operating Casinos, the Company has dockside or riverboat casino projects in various stages of development in Kimmswick, Missouri and Vicksburg, Mississippi. The current status of each of these Development Stage Projects is described below.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



      Kimmswick, Missouri

     On November 30, 1995, LLK entered into an Agreement of General Partnership (the "Kimmswick Agreement") with Davis Gaming Company II ("Davis") to form a joint venture (the "Kimmswick Joint Venture") to construct and operate a hotel and casino on an approximately 45-acre parcel of land in Jefferson County, Missouri (the "Kimmswick Site"). Pursuant to the Kimmswick Agreement, either party may elect to dissolve the partnership if a gaming license is not issued by the gaming authorities in the State of Missouri on or prior to May 31, 1997. The Company believes such license will not be issued on or before that date and has made no determination yet as to whether to elect to dissolve the partnership nor has the Company received notice from Davis with regards to its intentions in this matter. Through March 31, 1997, the Company had expended approximately $8.4 million in the Missouri Project. Such investment consists of approximately $6.0 million for construction of the partially finished cruising vessel and approximately $2.4 million in other costs associated with the development of the project.

     Pursuant to the Kimmswick Agreement, LLK will contribute certain assets with a book value of approximately $8.0 million to the Kimmswick Joint Venture in consideration of a 40% interest in the Kimmswick Joint Venture (if the assets contributed by LLK are determined to have a value of less than $8.0 million, LLK will have to contribute additional cash or assets in the amount of such shortfall or its interest in the Kimmswick Joint Venture will be proportionately reduced) and Davis will contribute $15.0 million in cash in consideration of a 60% interest in the Kimmswick Joint Venture. Generally, LLK's interest in the Kimmswick Joint Venture will not be reduced below 20%. In addition, Davis agrees either to obtain financing on behalf of the Kimmswick Joint Venture or provide additional capital to the Kimmswick Joint Venture in amounts aggregating an additional $57.0 million. Such additional capital contributions by Davis would be, depending upon the circumstances under which such contributions are made, either treated as preferred capital contributions or result in Davis receiving an increased interest in the Kimmswick Joint Venture. In the event that the costs of completing the first two phases of the Missouri Project exceed $80.0 million, each of LLK and Davis will have the right, but not the obligation, to make an additional capital contribution to the Kimmswick Joint Venture based upon their pro rata share of the additional amount of required funding. If only one of such partners elects to contribute additional capital, the contributing partner may elect to withdraw such contribution, to advance the non-contributing partner's share and have the entire contribution treated as a loan to the joint venture or to advance the non-contributing partner's share and have the entire contribution treated as an additional capital contribution (which will result in a proportionate adjustment of the partners' respective interests in the joint venture). The partners will have no other right or obligation to make additional capital contributions to the joint venture.

     The obligations of Davis to contribute capital to, or otherwise provide financing to, the Kimmswick Joint Venture are subject to satisfaction of numerous conditions, including that there shall be no governmental regulation that is likely to increase the cost of, or diminish the EBITDA to be generated by, the Missouri Project in amounts exceeding certain thresholds and that a gaming license shall have been obtained from the Missouri Gaming Commission. There can be no assurance that any of such conditions will be satisfied and, therefore, there can be no assurance that the Kimmswick Joint Venture will be funded.

     Development of the Missouri Project is subject to approval by gaming authorities in the State of Missouri. The Company has filed an application seeking such approval. The State of Missouri investigates applicants at its discretion and there can be no assurance that the Company's application will be actively reviewed in future periods.

     Beginning with the first quarter in which the Kimmswick Joint Venture has operating income, the joint venture will distribute 80% of its Available Funds (defined as net income less debt repayments and capital expenditures and other reserves) in each of the first three fiscal quarters of each fiscal year to the partners and, at the end of each fiscal year, the joint venture will distribute an amount which, together with all other amounts previously distributed during such fiscal year, equals 90% of Available Funds for such fiscal year. All distributions of Available Funds shall be made first to Davis to the extent of its priority or preferred interest and then to the partners in proportion to their respective interests in the joint venture. LLK will also be entitled to certain additional distributions to the extent that its tax liability in respect of the joint venture exceeds the amount otherwise distributed to it.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     The Kimmswick Agreement provides that the Company will manage the Kimmswick Joint Venture for a five-year term. The Company will be paid a management fee equal to 2% of the joint venture's gross revenues plus 7% of the EBITDA of the joint venture but such management fee will in no event exceed 4% of the joint venture's gross revenues and the aggregate management fee in any year plus the amount of all distributions to LLK in such year generally will not exceed the amount of distributions to Davis in such year. LLK's continued engagement as manager of the Kimmswick Joint Venture will be dependent upon, among other things, the achievement of certain performance standards. In addition, upon meeting certain other performance criteria, LLK will have the unilateral right to manage the Kimmswick Joint Venture for an additional five years.

     The Company has provided no reserve for the assets designated for the Kimmswick Joint Venture. Management believes that the project is viable and that the assets as of March 31, 1997 are stated at estimated net realizable value. This assumption is based upon expected future economic, market and gaming regulatory conditions. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

      Vicksburg, Mississippi

     The Company's planned casino project in Vicksburg, Mississippi is expected to be located on approximately 23.9 acres of land owned by the Company immediately south of the I-20 bridge along the Mississippi River, with access to Washington Street (the "Vicksburg Project"). The original Vicksburg Project plans include a "Monte Carlo" themed 32,000 square foot dockside casino, a 250-room hotel, 934 parking spaces, restaurant facilities and an arcade. A gaming license was granted to LLV on August 18, 1994. As of March 31, 1997, approximately $14.4 million has been spent by the Company to develop the Vicksburg Project (including approximately $7.0 million to acquire the land). Reserves of $3.8 million were provided in 1994 to reduce the carrying value of the Vicksburg Project assets to estimated net realizable value. The Company currently estimates that it will cost an additional $47.9 million to complete construction and commence operations of the Vicksburg Project. The Company has ceased committing material amounts of capital to the Vicksburg Project and is considering alternatives to provide a return on its investment in the Vicksburg Project, either through formation of a joint venture to complete and operate the project, or through the sale of certain assets related thereto. There can be no assurance that the Company will form a joint venture or sell such assets.

     Management's calculation of net realizable value is based upon assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

      Environmental Matters

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, such as the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, CERCLA, the Occupational Safety and Health Act, and similar state statutes. The Colorado casino operations of Lady Luck Central City are located generally within the Central City/Clear Creek Superfund Site as designated by the EPA pursuant to CERCLA. The Superfund Site includes numerous specifically identified areas of mine tailings and other waste piles from former gold mine operations that are the subject of ongoing investigation and cleanup by the EPA and the State of Colorado. CERCLA requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the EPA to take any necessary response actions at Superfund sites, including ordering Potentially Responsible Parties ("PRP's") to clean up or contribute to the cleanup of a Superfund site. PRP's are broadly defined under CERCLA, and include past and present owners and operators of a site. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for response costs.

     The Vicksburg Site had been used as a bulk petroleum storage facility since the early 1950's, and contained above ground storage tanks and barge and truck loading docks associated with that operation. Known releases of petroleum products from three of the seven tanks have occurred since 1986, along with other small releases at various locations on site. The Subsurface Assessment of the environmental condition of the site by an outside environmental consultant indicated that certain of the soils

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



at the  site  were  contaminated  with  petroleum  hydrocarbons  and  associated
volatile  organic  compounds,   and  that  such  contamination  was  present  in
significant concentrations in some locations on site.

     Remediation efforts at the Vicksburg Site have been completed by the seller at their own expense. On February 21, 1996, the Mississippi Department of Environmental Quality determined that the environmental remediation conducted by the seller meets all federal and state standards, and has certified that no further action is required. However, no assurance can be provided that the Mississippi Department of Environmental Quality or the Federal Environmental Protection Agency will not alter target cleanup levels in the future, resulting in additional cleanup requirements. This would expose the Company to additional liability as the owner of the property, and could result in a material delay of the construction of new facilities on-site.

     In the course of conducting the environmental investigation at the proposed site for Lady Luck Gulfport before development of the project was suspended, the Company identified certain contamination at the site. Pursuant to an administrative order issued by the Mississippi Department of Environmental Quality, the Company undertook remedial activities, including soil remediation and the installation of groundwater monitoring wells. No additional remediation is currently required, although some additional soil remediation may be required in the course of obtaining a building permit. Although there can be no assurances, the Company believes that the cost of such additional soil remediation, if any, will not be material.

     Although the Company knows of no other pre-existing conditions at the intended sites for its development or pre-development stage projects that will result in any material environmental liability or delay, there can be no assurance that pre-existing conditions will not be discovered and result in material liability or delay to the Company. The Company does not anticipate making material expenditures with respect to such environmental protection, and health and safety laws and regulations; accordingly, no accrual for any costs has been made. However, the compliance or cleanup costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations.

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.
Generally, the words "anticipates," "believes," "estimates," "expects," and similar expressions as they relate to the Company and its management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals therefor; changes in regulations affecting the gaming industry; the ability of the Company to comply with the Indenture as supplemented by the Amendments and Waivers; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Results of Operations

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

     The Company's gross revenues increased from $41.4 million in the three month period ended March 31, 1996 to $44.6 million during the three month period ended March 31, 1997, an increase of $3.2 million or 8%. The opening of Country Casino adjacent to Lady Luck Rhythm & Blues in Coahoma County, Mississippi, (the "Lady Luck Rhythm & Blues/Country Casino Complex") an increase in slot revenues at Lady Luck Biloxi and the acquisition of the 147-room River Park Hotel in Natchez, Mississippi, were primarily responsible for this increase and were offset partially by decreases in gaming revenues at Lady Luck Natchez.

     The Lady Luck Rhythm & Blues/Country Casino Complex contributed $2.9 million of the Company's net $3.2 million increase in gross revenues. A 61% increase in the average number of slot machines partially offset by a 30%
decrease in the average daily net win per slot machine accounted for $2.0 million of the Lady Luck Rhythm & Blues/Country Casino Complex's increase in gross revenues. Country Casino, which opened May 21, 1996, increased the average number of slot machines in operation and diluted the average daily net win per slot machine significantly. In addition, increased competition from the addition of two casinos and a significant number of hotel rooms in Tunica County, Mississippi during 1996 had an adverse effect on average daily net win per slot machine at this facility. Increases in food and beverage, hotel and other revenues offset partially by a 5% decrease in table and card game revenues accounted for the balance of the increase in gross revenues at the Lady Luck Rhythm & Blues/Country Casino Complex.

     Lady Luck Biloxi contributed $1.0 million of the Company's net $3.2 million increase in gross revenues. An 8% increase in the average number of slot machines and a 20% increase in the average daily net win per slot machine accounted for a $1.2 million increase in Lady Luck Biloxi's increase in gross revenues which was offset partially by slight decreases in table game revenues and food and beverage revenues. Lady Luck Biloxi's increase in slot machine results was primarily a result of increased marketing expenditures.

     LLM's gross revenues decreased $0.6 million in the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996. The decrease was due to the following: (i) approximately 14 days of business interruption from adverse weather and river conditions during the three month period ended March 31, 1997 and (ii) management changes during the second half of 1996 from which the results of operations have not yet fully recovered. The decrease was offset partially by the hotel's gross room revenues which were $0.3 million during the three month period ended March 31, 1997. LLM acquired the 147-room Best Western River Park in Natchez, Mississippi on April 15, 1996.

     The increased competition from and capacity in the Tunica County, Mississippi market as described above, adversely affected the results of operations during the three month period ended March 31, 1997. During the three month period ended March 31, 1997, the Company's equity in net income of unconsolidated affiliates from the Bally's Joint Venture was $0.2 million, a $0.2 million decrease from the $0.4 million for the three month period ended March 31, 1996, even after deducting the Company's share of pre-opening expenses of $0.7 million, for the three month period ended March 31, 1996.

     Casino operating expenses company-wide as a percentage of casino revenues increased from 38% in the three month period ended March 31, 1996 to 40% in the three month period ended March 31, 1997, primarily due to the following: (i) a 2% increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues, and (ii) a 13% decrease in table and card game net revenues and a 4% increase in related expenses exclusive of complementaries.

     Food and beverage gross revenues increased from $3.8 million in the three month period ended March 31, 1996 to $4.4 million in the three month period ended March 31, 1997, an increase of $0.6 million or 16%, including a 20% increase in complimentary food and beverage revenues. This increase was also due to higher customer counts and additional outlets at the Lady Luck Rhythm & Blues/Country Casino complex, improvements at Lady Luck Natchez and the addition of outlets from acquisition of the River Park, and was offset partially by changes in outlets at Lady Luck Biloxi. Food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues increased from 90% for the three month period ended March 31, 1996 to 92% for the three month period ended March 31, 1997, due to an increase in operating supplies and other expense.

     Consolidated gross room revenues and operating results between periods are not comparable because LLM purchased the River Park on April 15, 1996 and MLI acquired the 120-room Riverbluff in Helena, Arkansas on July 3, 1996.
Notwithstanding  this  lack of  comparability,  gross  room  revenues  at  MLI's
173-room hotel adjacent to Lady Luck Rhythm & Blues decreased 9% in the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996.

     Despite an increase in selling, general and administrative expenses of 12% from $12.0 million in the three month period ended March 31, 1996 to $13.4 million in the three month period ended March 31, 1997, amounts increased only 1% as a percentage of gross revenues. The $1.4 million increase in expense is primarily due to an increase of $1.5 million for selling, general and administrative expenses primarily related to the Lady Luck Rhythm & Blues/Country Casino Complex and Lady Luck Biloxi, offset partially by: (i) a $0.4 million reduction in fees and costs incurred during the three month period ended March 31, 1996 (these fees and costs related to the solicitation of the amendments and waivers of continuing defaults (the "Amendments and Waivers") under the Indenture relating to the First Mortgage Notes due 2001 issued by the Company (the "2001 Notes") which was completed in March 1996), and (ii) a $0.1 million reduction in development costs due to further focusing development efforts.

     Operating income was $7.1 million and $8.0 million for the three month period ended March 31, 1997 and 1996, respectively. This decrease is due to the following: (i) a $0.2 million decrease in equity in net income of unconsolidated affiliates, (ii) increased casino operating expenses as a percentage of casino revenues, and offset partially by: (i) increased food and beverage revenues and operating margins after reclassifying the cost of complementaries, and (ii) consistent selling, general and administrative expenses as a percentage of gross revenues on an expanded revenue base, and (iii) the acquisition of two additional hotel operations.

     The net income applicable to common stockholders was $2.5 million or $0.09 per share in the three month period ended March 31, 1996 compared with net income applicable to common stockholders of $1.2 million or $0.04 per share for the three month period ended March 31, 1997. This decrease was primarily due to decreases in operating income as described above, an increase in preferred stock dividends due to compounding on unpaid dividend amounts, and a decrease in equity in net income of affiliates.

         Certain Risks and Uncertainties

     The Company's operations in Mississippi, Iowa and Colorado are dependent on the continued licensability or qualification of the Company and its subsidiaries that hold the gaming licenses in these jurisdictions. Such licensing and qualifications are reviewed periodically by the gaming authorities in those states. In addition, the Company's directors and many of the employees of casinos are required to obtain gaming licenses. The failure of the Company or any of its key personnel to obtain or retain a license in a particular jurisdiction could have a material adverse effect on the Company's ability to continue its current gaming operations or to obtain or retain licenses in other jurisdictions. In addition, any regulations adopted by the gaming commissions, the legislatures or any governmental authority having jurisdiction in Mississippi, Colorado, Missouri, Iowa, or other jurisdictions in which the Company has or intends to have gaming operations may materially adversely affect the Company's operations.

     Mississippi  Gaming  Commission  regulations  require  licensees  to invest certain minimum amounts in land-based, non- gaming infrastructure (the Land-Based Requirement). While the Mississippi Gaming Commission (the "Commission") previously expressed concern as to whether LLB is in compliance with such requirements, the Commission found, during the three month period ended March 31, 1997, that LLB did in fact comply with the Land-Based Requirement.

     A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Rhythm & Blues and Country Casino gaming operations in Coahoma County, Mississippi. These casinos are highly dependent on patronage by residents of Arkansas. A change in general economic conditions or the extent and nature of regulations enabling casino gaming in Arkansas could adversely effect these casinos' future operating results. If gaming were legalized in certain areas of Arkansas, it could have a material adverse effect on the Company's Coahoma County facilities and the Bally's Saloon and Gambling Hall.

     The Company believes that its gaming markets are extremely competitive and expects them to become even more competitive as the number of gaming and other entertainment establishments increases. Such competition is particularly intense in the Colorado and Mississippi markets and the Company also competes with gaming facilities nationwide. It is also possible that substantial local and nationwide competition could cause the supply of gaming facilities to exceed the demand for gaming. Additionally, certain of the Company's competitors have more gaming industry experience, larger operations or significantly greater financial and other resources than the Company. Given these factors it is possible that substantial competition could have a material adverse effect on the Company's future results of operations.

     The Company is highly leveraged. As of March 31, 1997, the Company's total long-term indebtedness was approximately $180.3 million and its stockholders' equity was approximately $7.5 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations is dedicated to the payment of principal and interest on its indebtedness, such cash flow would not be available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

     The Company currently estimates that it will cost approximately an additional $72.0 million to complete development of the first two phases of the Missouri Project and an additional $47.9 million to complete development of the Vicksburg Project. The Company has entered into an Agreement of General Partnership for a joint venture with Davis Gaming Company II with respect to the Missouri Project which would reduce the Company's future capital commitments to zero with respect to such project. There can be no assurance that the Kimmswick Joint Venture will be consummated. In addition, Davis has entered into a gaming joint venture with another party in Missouri. If the Kimmswick Joint Venture is not consummated, there can be no assurance that the Company will be able to continue to implement its business strategy with regard to the Missouri Project. The Company has ceased committing material amounts of capital to the Vicksburg Project and is actively seeking joint venture partners to finance its completion. See "Business - Development Stage Projects." Rising costs and capital constraints have forced the Company to seek joint venture partners to complete the development of the Development Stage Projects and may further suspend or delay certain projects, including the Pre-development Stage Projects. The Company believes that, unless it is able to raise additional capital through equipment or bank financing, joint venture arrangements, dispositions of non-essential assets, or issuances of additional debt or equity securities, while simultaneously reducing expenses, it will not be able to complete any of the Development Stage Projects or pursue further the Pre-development Stage Projects. There can be no assurance that additional capital, whether from equity or debt financing or other sources, will be available, or if available, will be on terms satisfactory to the Company.

     Long-lived assets, which are not to be disposed of, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying amount to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available.

If quoted market prices are not available, the estimate of fair value is based on the best information available, including considering prices for similar assets and the results of valuation techniques to the extent available.

     The Company has evaluated the recoverability of LLB's and GCI's long-lived assets as of March 31, 1997 pursuant to Financial Accounting Standards Board Statement No. 121. In performing its review for recoverability, the Company compared the estimated undiscounted future cash flows to the carrying value of LLB's and GCI's long-lived assets. The carrying value of LLB's and GCI's long-lived assets were $32.9 million and $9.5 million, respectively, at March 31, 1997. As the estimated undiscounted future cash flows exceeded the carrying value of long-lived assets, the Company was not permitted or required to recognize an impairment loss. Circumstances affecting management's estimates of future undiscounted cash flow to be generated by LLB and GCI could differ in future periods and result in a significant write-down.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Operating Casinos

     Amounts shown in the following tables are in millions except percentage amounts.

         Lady Luck Rhythm & Blues/County Casino Complex (a)

                                                                                            % Increase
                                                                                            (Decrease)
                                                          Three months ended March 31,        1997 vs.
                                                             1997             1996             1996
                  Gross revenues...................          $25.6           $22.7               13
                  Net revenues.....................           23.7            21.4               11
                  Management/license fee...........            0.9             0.8               13
                  Operating income.................            6.4             6.7               (4)
                  Operating margin (b).............             27%             31%              (4)pts

____________________

     (a) Country Casino and the Pavilion opened May 21, 1996; therefore, a comparison of 1997 to 1996 may not be meaningful.

     (b) Operating income divided by net revenues.
____________________

     MLIs gross revenues rose from $22.7 million during the three month period ended March 31, 1996 to $25.6 million during the three month period ended March 31, 1997, an increase of $2.9 million or 13%. Slot machines generated $2.0 million of this increase. Increases in food and beverage, hotel and other revenues offset partially by a 5% decrease in table and card game revenues accounted for the balance of the increase in gross revenues at MLI.

     There was a 61% increase in the average number of slot machines from the three month period ended March 31, 1996 to the three month period ended March 31, 1997 which was partially offset by a 30% decrease in the average daily net win per slot machine. During the three month period ended March 31, 1997, MLI operated an average number of 1,361 slot machines, an increase of 515 over the 846 average number of slot machines in operation during the three month period ended March 31, 1996. This increase was partially offset by a $66 decrease in the average daily net win per slot machine from $221 during the three month period ended March 31, 1996 to $155 during the three month period ended March 31, 1997.

     Despite only a 1 percentage point decrease in the table games hold percentage and an increase in the average number of tables in operation from 31 during the three month period ended March 31, 1996 to 51 during the three month period ended March 31, 1997, table games revenues decreased 10% primarily because the average daily net win per table game decreased from $1,248 to $691, a decrease of $557 or 45%.

     MLI's operating income decreased from $6.7 million to $6.4 million during the three month period ended March 31, 1996 and 1997, respectively, a decrease of $0.3 million or 4%. Operating income decreased despite an increase in gross and net revenues due primarily to a $0.9 million increase in selling, general and administrative expenses including casino marketing, rent and other expenses.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



              Other factors

     Additional casino and hotel capacity has been added to the Tunica, Mississippi market, which competition the Company believes has adversely affected revenues and operating results at MLI, the extent, materiality and permanence of which are not presently known.

     MLI's casinos are highly dependent on patronage by residents in Arkansas. A change in general economic conditions or the extent and nature of regulations enabling casino gaming in Arkansas could materially adversely affect these casinos' future operating results. If gaming were legalized in certain areas of Arkansas, it could have a material adverse effect on the Lady Luck Rhythm & Blues/Country Casino Complex and the Bally's Saloon and Gambling Hall.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Lady Luck Natchez

                                                                                           % Increase
                                                                                           (Decrease)
                                                    Three months ended March 31,             1997 vs.
                                                        1997         1996                      1996
                  Gross revenues...................     $7.5         $8.1                        (7)
                  Net revenues.....................      6.9          7.4                        (7)
                  Management/license fee...........      0.3          0.3                         -
                  Operating income.................      0.2          1.8                       (89)
                  Operating margin (a).............        3%          24%                      (21)pts

____________________

     (a) Operating income divided by net revenues
____________________

     LLM's gross revenues decreased from $8.1 million to $7.5 million during the three month period ended March 31, 1996 and 1997, respectively, a decrease of $0.6 million or 7%. Revenues and results of operations for the three month period ended March 31, 1997 were negatively impacted by the closing of the casino for approximately 14 days due to adverse weather and river conditions.

     During these comparative periods, the average number of slot machines in operation increased from 554 to 591, an increase of 37, or 7%. The decrease in the table games revenues was primarily due to the average number of table games in operation during the three month period ended March 31, 1996 and 1997, respectively, decreasing from 18 to 16, a decrease of 11%. During the three month period ended March 31, 1997, the hotel's gross room revenues were $0.3 million.

     During the three month period ended March 31, 1997, LLM had operating income of $0.2 million compared with operating income of $1.8 million for the prior year period, a $1.6 million decrease or 89%. This decrease was primarily due to the casino closing as noted above and competitive pressures.

     Other factors

     The Company believes the purchase of the River Park in April 1996 has enhanced casino marketing efforts at Lady Luck Natchez by enabling it to offer casino customers rooms at a Company operated hotel facility.

     While other gaming projects have been announced in the Natchez market, none are being developed at this time. If additional gaming projects were developed in the Natchez market, LLM could be materially adversely affected.

     If the Company develops its Vicksburg Project, the Company believes that the revenues of LLM would not be materially adversely affected but, rather, the revenues for the Vicksburg Project would be taken from the four existing Vicksburg casinos.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Lady Luck Bettendorf (a)


                                                                                         % Increase
                                                                                          (Decrease)
                                                    Three months ended March 31,           1997 vs.
                                                        1997         1996                    1996
                  Gross revenues...................    $18.6        $15.7                     18
                  Net revenues.....................     17.4         15.1                     15
                  Management/license fee...........      0.4          0.4                      -
                  Operating income.................      1.5          1.5                      -
                  Operating margin (b).............        9%          10%                    (1)pt

____________________

     (a) Lady Luck Bettendorf is 50% owned by LLQC. The Company includes 50% of its net income as equity in net income of affiliates using the equity method of accounting.

     (b) Operating income divided by net revenues.
____________________

     The Bettendorf Joint Venture's gross revenues rose from $15.7 million to $18.6 million during the three month period ended March 31, 1996 and 1997, respectively, an increase of $2.9 million or 18%. This increase in gross revenues was due to increases in the average number of slot machines in operation and the average daily win per slot machine, and increases in food and beverage revenues.

     The Bettendorf Joint Venture has generated a steadily increasing average daily net win per slot machine. During the three month period ended March 31, 1996, the Bettendorf Joint Venture generated average daily net win per slot machine of $159 compared to average daily net win per slot machine of $182 for the three month period ended March 31, 1997, a $23 increase or 14%. This increase in average daily net win per slot machine was achieved despite an 8% increase in the average number of slot machines. For the three month period ended March 31, 1997, average daily net win per table was $710, which was a $170 decrease, or 19%, from the average daily net win per table of $880 achieved in the three month period ended March 31, 1996. This was partially offset by the 19% increase in the average number of table games.

     During the three months ended March 31, 1997, operating income remained unchanged from the three month period ended March 31, 1996 despite the net increase revenues described above. The offsetting increase in expenses was primarily due to increases in promotional allowances for food and beverage furnished to customers by the casino. This increase was offset partially by: (i) improved food and beverage operating margins (ii) increased selling, general and administrative expenses for cash giveaways, special promotions and direct mail, and (iii) a 3 percent increase in casino expenses as a percentage of casino revenues primarily due to special promotions involving cash incentives to slot players.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Lady Luck Biloxi


                                                                                            % Increase
                                                                                            (Decrease)
                                                    Three months ended March 31,             1997 vs.
                                                        1997         1996                      1996
                  Gross revenues...................     $8.1          7.1                        14
                  Net revenues.....................      7.3          6.4                        14
                  Management/license fee...........      0.3          0.3                         -
                  Operating loss...................     (0.8)        (0.7)                       14
                  Operating margin (a).............      (11)%        (11)%                       -

____________________

     (a)  Operating income divided by net revenues
____________________

     During the three month period ended March 31, 1996 and 1997, total gross revenues increased from $7.1 million to $8.1 million. Slot machine revenues increased $1.2 million; however, the increase was partially offset by a $0.1 million decrease in table games revenues and a $0.1 million decrease in food and beverage revenues.

     This increase in slot revenues was due to an increase in the average number of slot machines in operation during these comparative three month period which increased from 602 to 650, an increase of 48 or 8% and an increase in the average daily net win per slot machine from $82 to $98, an increase of $16 or 20%. The decrease in table games revenues during these comparative periods was due to a decrease in the average number of table games in operation from 24 to 23, a decrease of 1 or 4% and a decrease in the average daily net win per table game from $535 to $523, a decrease of $12 or 2%.

     LLB's operating loss increased from $0.7 million to $0.8 million in the three month period ended March 31, 1996 and 1997, respectively despite the net increase in revenues described above. The offsetting increase in expenses was primarily due to: (i) increases in selling expenses from additional advertising, direct mail and bus programs, (ii) non-recurring general and administrative expenses of approximately $250,000, and (iii) a decrease in table and card game operating margin due to decreases in table games drop and the related hold percentage.

     Other factors

     Additional hotel capacity has been added in close proximity to LLB and additional casino and hotel capacity are currently under construction in Biloxi. The Company believes the Gulf Coast gaming market will remain at least constant in the near-term and that the long-term effects on LLB's results of operations are not presently known.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Lady Luck Central City



                                                                                           % Increase
                                                                                            (Decrease)
                                                   Three months ended March 31,              1997 vs.
                                                        1997         1996                      1996
                  Gross revenues...................     $1.5          1.5                         -
                  Net revenues.....................      1.4          1.4                         -
                  Management/license fee...........      0.1          0.1                         -
                  Operating loss...................     (0.3)        (0.3)                        -
                  Operating margin (a).............      (21)%        (21)%                       -

____________________

     (a) Operating income divided by net revenues.
____________________


     GCI's gross revenues for the three month period ended March 31, 1997 remained unchanged from the $1.5 million earned during the three month period ended March 31, 1996.

     Slot revenues increased $ 0.1 million for the three month period ended March 31, 1997 compared to three month period ended March 31, 1997 due to the following: (i) an increase in the average number of slot machines in operation from 289 to 300, an increase of 11 or 4%, and (ii) an increase in average daily net win per slot machine from $45 to $47, an increase of $2 or 4%. This increase in slot revenues was offset by a decrease in table and card game revenues from the elimination of card games and declines in table play.

     Other factors

     During November 1996, GCI entered into the non-binding Memorandum with Bullwhackers. The Memorandum provides for a combination of the respective companies' gaming establishments which currently operate on adjacent real property in Central City, Colorado and the use of, but not the title transfer or assumption of debt related to, the assets of GCI and Bullwhackers. Pursuant to the Memorandum, Bullwhackers shall provide resources and expertise to manage the joint operation subsequent to the completion of certain capital improvements to be made by GCI to combine the facilities and improve GCI's gaming equipment, which capital improvements shall in no event exceed $1.5 million. The Memorandum provides for distributions to be made at least quarterly in accordance with certain priorities which first recognize the capital improvements to be made by GCI. The Memorandum provides GCI an option to purchase the assets of Bullwhackers and Bullwhackers an option to purchase the assets of GCI upon advance written notice after the joint facility commences gaming operations. In addition, the Memorandum provides a put option for Bullwhackers to sell its assets to GCI under similar terms. The option price shall be determined based on carrying amounts or earnings multiples and shall be at discounted amounts if the sale is within a certain period and shall be in exchange for certain consideration, a portion of which may include LLGC common stock. The transactions contemplated by the Memorandum are subject to various contingencies including, inter alia, the due diligence investigation of the parties, governmental approvals, approval by the Boards of Directors of GCI and Bullwhackers, and the negotiation and execution of definitive agreements. However, no assurance can be provided that these contingencies will be satisfied.

     Additional casinos developed in the Central City or competing Colorado gaming markets or changes in the Colorado gaming legislation may have a material adverse effect on the net revenues and operating results of GCI.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     During the three month period ended March 31, 1997, the Company generated $5.3 million in cash from operations. Cash flow from operations and cash on hand at the beginning of the period were the primary sources of cash during the three month period ended March 31, 1997. The primary uses of cash and non-cash resources during the three month period ended March 31, 1997, other than operating expenditures, include:

     A. $0.7 million cash for the purchase of property and equipment. Also included are portions of the costs of remodeling a portion of the River Park.

     B.  $1.0 million cash for payment of debt and slot contracts.

     C. $0.3 million for the acquisition of slot machines and other assets by certain subsidiaries for the incurrence of indebtedness.

     GCI did not generate positive operating cash flow during the three month period ended March 31, 1997. Due to debt service requirements on an equipment note payable and a mortgage note, GCI required cash infusions of $0.1 million during the three month period ended March 31, 1997 and for the remainder of 1997, is expected to require additional cash infusions to cover up to $80,000 of scheduled repayments on an equipment note payable and anticipated operating cash shortfalls, depending upon the timing of the transaction contemplated by the Memorandum as described below becoming effective, if at all.

     During November 1996, GCI entered into the Memorandum with Bullwhackers. Pursuant to the Memorandum, certain capital improvements would be made by GCI to combine the GCI and Bullwhackers facilities and improve GCI's gaming equipment, which capital improvements shall in no event exceed $1.5 million. The Memorandum provides for distributions to be made quarterly in accordance with certain priorities which first recognize the capital improvements to be made by GCI. The Memorandum provides GCI an option to purchase the assets of Bullwhackers and Bullwhackers an option to purchase the assets of GCI upon advance written notice after the joint facility commences gaming operations in addition to a put option for Bullwhackers to sell its assets to GCI under similar terms. The transactions contemplated by the Memorandum are subject to various contingencies including, inter alia, the due diligence investigation of the parties, governmental approvals, approval by the Boards of Directors of GCI and Bullwhackers, and the negotiation and execution of definitive agreements. There can be no assurance that these contingencies will be satisfied.

     The Company is making improvements to the Rhythm & Blues casino of approximately $0.5 million during the remainder of 1997. The Company is remodeling additional portions of the River Park and expects to spend approximately $0.3 million during the remainder of 1997 in addition to amounts already expended. The additional River Park remodeling includes replacement of certain furniture and equipment.

     Various other amounts of cash and non-cash resources may be used during the remainder of 1997 for capital improvements, expansions or acquisitions which cannot currently be estimated and may be contingent upon market conditions and other factors. If significant cash or other resources become available, the Company may make additional capital expenditures related to the Lady Luck Rhythm & Blues, Lady Luck Natchez, Lady Luck Biloxi and other capital acquisitions, improvements, or expansions which cannot currently be estimated and may be contingent upon market conditions and the amount of excess cash or non-cash resources available, if any. Capital expenditures at Lady Luck Rhythm & Blues could include additional hotel rooms and signage. In any case, the amount of such capital expenditures will be based upon cash available and market conditions at the time any commitment is made.

     The Company may also repurchase a portion of the 2001 Notes from time to time in early satisfaction of any required repurchase expected pursuant to the Indenture or otherwise, the amount of which and the timing of repurchase cannot currently be estimated and is dependent on adequate cash availability and market conditions.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of March 31, 1997, approximately $6.0 million has been expended under this contract, approximately $1.9 million of which is included in construction payables at March 31, 1997. It is anticipated that this vessel will be utilized by LLK and, therefore, the Missouri Project will be responsible for payment of the remaining amounts under the contract. If the Missouri Project is never consummated the Company may be responsible for the then outstanding obligations.

     No further significant expenditures for projects under development are anticipated from existing cash or cash flow from operations. If the Company determines it needs additional funds, there can be no assurance that such funds, whether from equity or debt financing or other sources, will be available, or if available, will be on terms satisfactory to the Company.

     LLGC has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Act of 1933 and the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with LLGC's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to LLGC, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint and while the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

     The Company and certain of its joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7,722,000 as of April 14, 1997 based upon published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known.

     Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgement against the Company in the amount of approximately 87.1 million drachma (which was approximately $320,000 as of April 14, 1997, based upon published exchange rates). The Company intends to appeal the Court's decision and has been informed by its Greek counsel that it has meritorious grounds to prosecute such appeal.

     On November 5, 1996, the United States Bankruptcy Court for the Northern District of Mississippi dismissed a lawsuit which had been brought by Superior against LLM on or about September 23, 1993. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. Such proceeding alleged damages of approximately $47,000,000, of which approximately $3,400,000 was alleged for additional construction work on Lady Luck Natchez and the remaining amount was alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. Superior has appealed the decision to dismiss the action. The Company, based in part on the advice of its counsel, believes that it has meritorious defenses and does not believe that the appeal of the decision will have a material adverse effect on the Company's financial condition or results of operations.

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to non-gaming businesses generally. In the course of conducting the environmental investigation at the proposed site for Lady Luck Gulfport, the Company identified certain contamination at the site. Pursuant to an administrative

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



order issued by the Mississippi Department of Environmental Quality, the Company undertook remedial activities, including soil remediation and the installation of groundwater monitoring wells. No additional remediation is currently required, although some additional soil remediation may be required in the course of obtaining a building permit. Although there can be no assurances, the Company believes that the cost of such additional soil remediation, if any, will not have a material impact on the liquidity or capital resources of the Company. Additionally, although the Company knows of no other pre-existing conditions at its Operating Casinos or at the intended sites for the Development Stage Projects or the Pre-development Stage Projects that will result in any material environmental liability or delay, there can be no assurance that pre-existing conditions will not be discovered and result in material liability or delay to the Company.

     In the opinion of management, the Company believes it will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the revised covenants of the Indenture during the remainder of 1997. There can be no assurance, however, that the Company will in fact have sufficient cash resources to meet its cash requirements under any circumstances.


Impact of Inflation

     Absent changes in competitive and economic conditions or in specific prices affecting the industry, management does not expect that inflation will have a significant impact on the Company's operations. Changes in specific prices (such as fuel and transportation prices) relative to the general rate of inflation may have a material effect on the hotel-casino industry.


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

     The Company and certain of its joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7,722,000 as of April 14, 1997 based upon published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known.

     Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgement against the Company in the amount of approximately 87.1 million drachma (which was approximately $320,000 as of April 14, 1997 based upon published rates). The Company intends to appeal the Court's decision and has been informed by its Greek counsel that it has meritorious grounds to prosecute such appeal.

     On November 5, 1996, the United States Bankruptcy Court for the Northern District of Mississippi dismissed a lawsuit which had been brought by Superior Boat Works, Inc. ("Superior") against LLM on or about September 23, 1993. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. Such proceeding alleged damages of approximately $47,000,000, of which approximately $3,400,000 was alleged for additional construction work on Lady Luck Natchez and the remaining amount was alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. Superior has appealed the decision to dismiss the action. The Company, based in part on the advice of its counsel, believes that it has meritorious defenses and does not believe that the appeal of the decision will have a material adverse effect on the Company's financial condition or results of operations.

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

          4.24 First Amendment to Stockholders Agreement dated as of June 9, 1993, by and among Andrew H. Tompkins and the Stockholders named therein. Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 (Registration No. 33-91616)(the "Form S-4, No. 91616").

          4.25 Second Supplemental Indenture dated as of March 17, 1995 by and among Lady Luck Gaming Finance Corporation, the Guarantors named therein and First Trust National Association. Incorporated by reference to Exhibit 4.25 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 by Lady Luck Gaming Corporation.

          4.26 Third Supplemental Indenture by and among Lady Luck Gaming Finance Corporation, Lady Luck Quad Cities, Inc. and First Trust National Association. Incorporated by reference to Exhibit 4.26 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 by Lady Luck Gaming Corporation the ("1995 Form 10-K.")

          4.27 Fourth Supplemental Indenture by and among Lady Luck Gaming Finance Corporation, the Guarantors named therein and First Trust National Association. Incorporated by reference to Exhibit 4.27 to the 1995 Form 10- K.

          4.28 Specimen Common Stock  Certificate.  Incorporated by reference to
               Exhibit 4.15 to the Form S-1.

          4.29 Security Agreement (Lady Luck Gaming Finance Corporation) by and between Lady Luck Gaming Finance Corporation and First Trust National Association. Incorporated by reference to Exhibit 4.29 to the 1995 Form 10-K

          4.30 Security Agreement (Lady Luck Gaming Corporation) by and between Lady Luck Gaming Corporation and First Trust National Association. Incorporated by reference to Exhibit 4.30 to the 1995 Form 10-K

          4.31 Pledge Agreement between Lady Luck Quad Cities, Inc. and First Trust National Association. Incorporated by reference to Exhibit
               4.31 to the 1995 Form 10-K

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

         10.22 $2,300,000 Promissory Note of Gold Coin Incorporated dated April 28, 1993. Incorporated by reference to Exhibit 10.14 to the Form S-1.

         10.23 Warrant Agreement dated April 1, 1993. Incorporated by reference to Exhibit 10.15 to the Form S-1.

         10.24 Amendment to Agreement dated March 19, 1994 (sic) by and among Lady Luck Gaming Corporation, Old River Development, Inc. and D.J. Brata. Incorporated by reference to Exhibit 10.32 to the Form S-4 registration statement filed under the Securities Act (No. 33-77184) (the "Form S-4, No. 77184").

         10.25 Option   Agreement   dated   April  28,   1994  by  and   between
               Seven-Thirty, Inc. and Lady Luck Scott City. Inc. Incorporated by reference to Exhibit 10.33 to the Form S-4, No. 77184.

         10.26 Lease dated September 13, 1993 by and between Nancy Harris Holmes, James S. Williams, Tempe Kyser Adams and Ben C. Adams as Trustee under the Trust Agreement dated September 9, 1993, as Lessor and D.J. Brata as Lessee. Incorporated by reference to
               Exhibit 10.34 to the Quarterly Report of Form 10-Q for the quarter ended June 30, 1994 of Lady Luck Gaming Corporation (the "June 30, 1994 Form 10-Q.")

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

         10.29 Second Modification of Lease Agreement dated April 7, 1994 by and between Old River Development, Inc., Lady Luck Gaming Corporation and Nancy Harris Holmes, James S. Williams, Tempe Kyser Adams and Ben C. Adams, Jr., as Trustee under the Trust Agreement dated September 9, 1993. Incorporated by reference to
               Exhibit 10.37 to the June 30, 1994 Form 10-Q.

         10.30 Escrow Agreement Concerning Agreement of Option and Purchase and Sale of Property dated April 21, 1994 by and among Vicksburg Terminal Company, Inc. and Lady Luck Vicksburg, Inc., including Exhibit A, Agreement of Option, Purchase and Sale and Joint Escrow Instructions. Incorporated by reference to Exhibit 10.38 to the June 30, 1994 Form 10-Q.

         10.31 Agreement dated July 18, 1994 by and among Green Bridge Company, an Iowa corporation, Bettendorf Riverfront Development Company, L.C., an Iowa limited liability company, Lady Luck Casino, Inc., a Nevada corporation, and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.40 to the June 30, 1994 Form 10-Q.

         10.32 Management Agreement dated August 15, 1994 by and among the Pueblo of Santa Ana, (the "Pueblo"), a federally recognized Indian Tribe, Santa Ana Nonprofit Enterprise, an enterprise at the Pueblo, and Lady Luck New Mexico, Inc., a New Mexico corporation. Incorporated by reference to Exhibit 10.41 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 of Lady Luck Gaming Corporation.

         10.33 Letter  Agreement  dated  October 24,  1994 by and between  Alain
               Uboldi and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 by Lady Luck Gaming Corporation (the "1994 Form 10-K").

         10.34 Letter Agreement dated October 24, 1994 by and between Rory J. Reid and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.42 to the 1994 Form 10-K.

         10.35 Amended and Restated Joint Venture Agreement by and among Old River Development, Inc., D.J. Brata, Bally's Operator, Inc., a Delaware corporation, Bally's Tunica, Inc., a Mississippi corporation and Bally's Olympia Limited Partnership, a Delaware limited partnership dated February 24, 1995. Incorporated by reference to Exhibit 2(a) to the Form 8-K of Lady Luck Gaming Corporation dated February 28, 1995.

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

         10.42 Agreement of General Partnership dated as of November 30, 1995 by and among Lady Luck Kimmswick, Inc., a Missouri corporation and Davis Gaming Company II. Incorporated by reference to Exhibit 2 to the Form 8-K of Lady Luck Gaming Corporation dated December 1, 1995.

         10.43 Memorandum of Understanding between Lady Luck Biloxi, Inc., Lady Luck Gaming Corporation and Algernon Blair, Inc. Incorporated by reference to Exhibit 10.58 to the Form S-4, No. 91616.

         10.44 Contribution and Sale Agreement dated February 5, 1996 between Lady Luck Mississippi, Inc. and Holstar, Inc. Incorporated by reference to Exhibit 2 to the Form 8-K of Lady Luck Gaming Corporation dated February 5, 1996.

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

         10.49 Contract for the Purchase and Sale of Real Estate and Personal Property dated as of April 12, 1996 by and between River Park Hotel Group, Inc. and Lady Luck Mississippi, Inc. Incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 of Lady Luck Gaming Corporation.

         10.50 Memorandum of Understanding dated November 1996 between Gold Coin, Inc., a Delaware corporation and Colorado Gaming, Inc., a Colorado corporation.

          21 Subsidiaries of Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 21 to the 1996 Form 10-K.

          27   Financial Data Schedule

    (b) Reports on Form 8-K.

         None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Lady Luck Gaming Corporation
                                                      Registrant


    DATE: May 13, 1997
                                             /s/James D. Bowen
                                                James D. Bowen
                                                Vice President Finance and
                                                    Principal Accounting Officer
                                                    and duly authorized officer