Form 10-Q
period 1997-06-30
LADY LUCK GAMING CORP
filed 1997-08-14
CIK 906527

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1997
                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes               No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock,as of the latest practicable date.
As of July 31, 1997, there were 29,285,698 shares of common stock, $.001 par value per share, outstanding.

PART I            FINANCIAL INFORMATION

         Item 1.           FINANCIAL STATEMENTS

                                                    LADY LUCK GAMING CORPORATION
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)
                                                            (Unaudited)

                                                               ASSETS
                                                                     June 30, 1997          December  31, 1996
Current assets:
     Cash and cash equivalents................................     $          19,000          $         15,490
     Accounts receivable, net.................................                 1,116                     1,276
     Inventories..............................................                 1,112                     1,198
     Prepaid expenses.........................................                 2,520                     2,620
         Total current assets.................................                23,748                    20,584

Property and equipment, net of accumulated
     depreciation and amortization of $34,659 and
     $28,736 as of June 30, 1997 and December 31,
     1996, respectively.......................................               169,365                   173,119


Other assets:
     Pre-opening costs........................................                 1,381                     1,353
     Deferred financing fees and costs net of
         accumulated amortization of $2,915 and
         $2,482 as of June 30, 1997 and
         December 31, 1996, respectively......................                 3,172                     3,605
     Investment in unconsolidated affiliates, net.............                23,825                    21,449
     Other....................................................                 3,754                     3,608
                                                                              32,132                    30,015
TOTAL ASSETS..................................................     $         225,245          $        223,718




















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

                                                   LADY LUCK GAMING CORPORATION
                                         CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                                          (in thousands)
                                                            (Unaudited)


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 30, 1997           December 31, 1996

Current liabilities:
     Current portion of long-term debt........................     $           3,282         $           3,385
     Accrued interest.........................................                 1,807                     1,825
     Accounts payable.........................................                 5,021                     4,416
     Construction and retention payables......................                 1,957                     1,957
     Other accrued liabilities................................                 7,731                     8,309
         Total current liabilities............................                19,798                    19,892

Long-term debt:
     Mortgage notes payable...................................               173,500                   173,500
     Other long-term debt.....................................                 6,303                     7,581
         Total long-term debt.................................               179,803                   181,081

              Total liabilities...............................               199,601                   200,973

Commitments and contingencies (Notes 6, 7 and 8)

Series A mandatory cumulative redeemable preferred
     stock, $40.10 and $37.89, as of June 30, 1997
     and December 31, 1996, respectively per share
     liquidation value, 1,800,000 shares authorized,
     433,638 shares issued and outstanding....................                17,388                    16,430

Stockholders' equity:
     Common stock, $.001 par value, 75,000,000
         shares authorized, 29,285,698 shares issued
         and outstanding .....................................                    29                        29
     Additional paid-in capital...............................                31,382                    31,382
     Accumulated deficit......................................               (23,155)                  (25,096)
         Total stockholders' equity...........................                 8,256                     6,315
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY.....................................     $         225,245         $         223,718













                    The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                                   LADY LUCK GAMING CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                            June 30,
                                                               1997              1996              1997               1996
Revenues:
     Casino..........................................    $   35,043           $   36,623      $    71,842         $    71,345
     Food and beverage...............................         4,151                3,968            8,590               7,812
     Hotel...........................................         1,115                1,055            2,106               1,580
     Equity in net income of
         unconsolidated affiliates...................         1,434                1,523            2,376               2,661
     Other...........................................         1,432                1,158            2,862               2,324
         Gross revenues..............................        43,175               44,327           87,776              85,722
         Less: Promotional allowances................        (3,097)              (2,828)          (6,490)             (5,559)
         Net revenues................................        40,078               41,499           81,286              80,163

Costs and expenses:
     Casino..........................................        14,300               13,496           29,199              26,794
     Food and beverage...............................         1,796                1,717            3,484               3,383
     Hotel...........................................           603                  430            1,166                 715
     Other...........................................            68                   71              142                 143
     Selling, general and
         administrative..............................        13,105               14,122           26,489              26,150
     Related party management/license fees...........           422                  515              936               1,043
     Depreciation and amortization...................         2,976                2,646            5,929               5,393
     Pre-opening expenses............................             -                  247                -                 247
         Total costs and expenses....................        33,270               33,244           67,345              63,868

Operating income ....................................         6,808                8,255           13,941              16,295

Other income (expense):
     Interest income.................................           211                  319              370                 638
     Interest expense................................        (5,723)              (5,341)         (11,395)            (10,661)
     Other...........................................            36                   44               88                  97
         Total other income (expense)................        (5,476)              (4,978)         (10,937)             (9,926)

Income before income tax provision...................         1,332                3,277            3,004               6,369

Income tax provision.................................           105                  120              105                 244

NET INCOME...........................................         1,227                3,157            2,899               6,125

Preferred stock dividends............................           486                  434              958                 856
Income applicable to common stockholders.............    $      741           $    2,723       $    1,941           $   5,269

NET INCOME PER SHARE

     Applicable to common stockholders...............    $     0.03           $     0.09      $      0.07           $    0.18

Weighted average number of common shares
     outstanding.....................................    29,285,698           29,285,698       29,285,698          29,285,698

                         The accompanying notes are an integral part of these condensed consolidated statements.

                                                      LADY LUCK GAMING CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (in thousands)
                                                               (Unaudited)



                                                                              Six Months Ended
                                                                                  June 30,
                                                                     1997                          1996
Cash flows from operating activities:
    Net income...................................            $           2,899               $         6,125
    Adjustments to reconcile net
       income to net cash provided by
       (used in) operating activities:
    Depreciation and amortization................                        5,929                         5,393
    Amortization of bond offering
       fees and costs............................                          433                           432
    Equity in net income of unconsolidated
       affiliates................................                       (2,376)                       (2,661)
    (Increase) decrease in assets:
       Accounts receivable.......................                          160                          (963)
       Inventories...............................                           86                          (161)
       Prepaid expenses..........................                          100                            (1)
    Increase (decrease) in liabilities:
       Accounts payable..........................                          605                         1,861
       Accrued interest..........................                          (18)                         (893)
       Other accrued liabilities.................                         (535)                         (701)
       Federal income taxes payable..............                          (43)                           20
Net cash provided by (used in)
    operating activities.........................                        7,240                         8,451

Cash flows from investing activities:
    Purchase of property and equipment...........                       (1,557)                      (17,502)
    Construction and retention payables..........                            -                           790

    Pre-opening costs............................                          (28)                         (204)
    Restricted cash..............................                            -                         8,858
    Other assets.................................                         (146)                         (613)
Net cash provided by (used in) investing
    activities...................................                       (1,731)                       (8,671)














                         The accompanying notes are an integral part of these condensed consolidated statements.

                                                      LADY LUCK GAMING CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                              (in thousands, except supplemental schedule)
                                                               (Unaudited)



                                                                                  Six Months Ended
                                                                                      June 30,
                                                                         1997                        1996
Cash flows from financing activities:
    Issuance of notes payable...................                            -                          40
    Payments on debt and slot contracts.........                        (1,999)                    (3,502)
Net cash provided by (used in) financing
    activities..................................                        (1,999)                    (3,462)

Net increase (decrease) in cash and cash
    equivalents.................................                         3,510                     (3,682)
Cash and cash equivalents,
    beginning of period.........................                        15,490                     22,148
Cash and cash equivalents, end of period                           $    19,000                 $   18,466


Supplemental disclosures of cash flow
    information:
       Cash paid during the period for:
          Interest (net of amount capitalized
          of $514 for the six months
          ended June 30, 1996) .................                   $    10,980                 $   11,121
       Income taxes paid........................                   $        80                 $      225

Supplemental Schedule of Non-Cash Investing and Financing Activities:

    The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $958,000 and $856,000 for the six month period ended June 30, 1997 and 1996, respectively.

    On April 15, 1996, Lady Luck Mississippi acquired the River Park for approximately $4,000,000, including approximately
$1,000,000 cash and a non-recourse mortgage note for the balance.

    The Company entered into contracts for the purchase of slot machines and, other equipment which totaled approximately
$618,000 and $3,766,000 during the six month periods ended June 30, 1997 and 1996, respectively.












                           The accompanying notes an integral part of these condensed consolidated statements.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     1. The Company and Basis of Presentation

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three and six month periods ended June 30, 1997 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management is the evaluation of the recoverability of the carrying values of the land held for development and the projects under development by Lady Luck Vicksburg, Inc. and Lady Luck Kimmswick, Inc. The Company has made certain financial statement reclassifications for the three and six month periods ended June 30, 1996 in order to classify amounts in a manner consistent with the three and six month periods ended June 30, 1997.

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

     LLGC and LLGFC were formed in February 1993, pursuant to an Investment Agreement dated October 20, 1992 between Andrew H. Tompkins, Chairman and CEO of LLGC, certain affiliates of Mr. Tompkins and certain holders of equity and debt securities of GCI (the "Investment Agreement"). Pursuant to the Investment Agreement, Mr. Tompkins indirectly contributed all outstanding common stock of the Mississippi Companies to LLGFC in exchange for 550,000 shares of LLGC Class B Common Stock and 216,819 shares of LLGC Series A Mandatory Cumulative Redeemable Preferred Stock ("Series A"), liquidation value of $5,420,000. In connection with the contribution of the stock of the Mississippi Companies, Mr. Tompkins received $3,734,000 which represented the historical carrying value of the net assets of $13,400,000 in excess of the capital contribution required by the Investment Agreement. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi and acquired and took over operation of the 147-room River Park in Natchez, Mississippi on April 15, 1996; GCI reopened on May 28, 1993; LLB began dockside casino operations on December 13, 1993 in Biloxi, Mississippi, and MLI, which does business as Lady Luck Rhythm & Blues, commenced dockside gaming operations on June 27, 1994 in Coahoma County, Mississippi, commenced operation of a 173-room hotel on August 16, 1994, commenced gaming operations of Country Casino and the Pavilion, as described below, on May 21, 1996 and acquired and took over operation of the 120-room Riverbluff in Helena, Arkansas on July 3, 1996. LLQC commenced operation of the Bettendorf Joint Venture on April 21, 1995 (see Note 4). ORD commenced operation of a 240-room hotel on August 24, 1994 and contributed it to the Bally's Joint Venture in March 1995 (see Note 4). LLQC and BRDC commenced casino operations of the Bettendorf Joint Venture on April 21, 1995 (see Note 4). All of the other Mississippi Companies and LLK are in various stages of development and have no operating history.

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

     A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Coahoma County, Mississippi casino operations. These casinos are highly dependent on patronage by residents in Arkansas. A change in general economic conditions, closure of the Helena Bridge or a change in the extent and nature of regulations enabling casino gaming in Arkansas could adversely affect these casinos' future operating results.

     3. Net Income Per Share

     Net income per share is computed using the weighted average number of common shares and common stock equivalents, if dilutive, actually outstanding during the period. Common stock equivalents represent the shares that would be outstanding assuming exercise of dilutive stock options. No common stock equivalents are included in the computation for the three and six month periods ended June 30, 1997 and 1996, as the effect would be anti-dilutive or would dilute earnings per share by less than three percent.

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

     4. Investment in Unconsolidated Affiliates

     The Company's investments in joint ventures with Bettendorf Riverfront Development Company (BRDC) and Bally's Entertainment Corporation ("Bally's") are accounted for under the equity method and the Company's portion of income or loss from the joint ventures is included in Equity in Net Income of Unconsolidated Affiliates in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1997 and 1996.

     In December 1994, the Company entered into a joint venture (the "Bettendorf Joint Venture") with BRDC to complete and operate a casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). The joint venture agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC is leasing certain real property to the Bettendorf Joint Venture at the lease rate of $150,000 per month. The Company is leasing a gaming vessel with a cost of $21,635,000 and a carrying value net of accumulated depreciation as of June 30, 1997 and December 31, 1996 of $19,728,000 and $20,168,000, respectively, to the Bettendorf Joint Venture for approximately $189,000 per month plus applicable taxes, which amount was determined based upon the cost of the assets and the Company's cost of capital at the time the lease was consummated. In addition, the Company is leasing certain gaming equipment with a cost of $3,705,000 and a carrying value net of accumulated depreciation as of June 30, 1997 and December 31, 1996 of $2,474,000 and $2,755,000, respectively, to the Bettendorf Joint Venture, as discussed below, for approximately $122,000 per month net of applicable taxes, which amount was determined based upon the cost of the assets and the Company's cost of capital at the time the lease was entered consummated.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     The Company's rental income relating to these leases for the three and six month periods ended June 30, 1997 and 1996 are as follows (in thousands):

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                                    1997              1996               1997             1996

         Gaming vessel lease                      $  566            $  595           $  1,133          $  1,190
         Gaming equipment lease                      366               154                732               454
            Total Bettendorf lease
                rental income                     $  932            $  749           $  1,865          $  1,644


     Lady Luck Bettendorf commenced operations on April 21, 1995. All net profits and losses from operations of Lady Luck Bettendorf are allocated equally between the Company and BRDC. The Company has also been granted the right to manage Lady Luck Bettendorf with substantially the same terms and fees as the Company's wholly-owned casinos, less $37,500 per month, with up to $325,000 annually of the fees received by the Company paid to BRDC as consultants.

     Lady Luck Bettendorf incurred management fees for the three and six month periods ended June 30, 1997 and 1996 as follows (in thousands):

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,

                                                   1997              1996               1997            1996

   Lady Luck Bettendorf management fees           $  437            $  453           $  796            $  881


     Summarized balance sheet information for the Bettendorf Joint Venture as of June 30, 1997 and December 31, 1996 is as follows (in thousands):

                                                               June 30, 1997            December 31, 1996

         Current assets                                        $       6,532              $       5,935
         Property and equipment, net                                  15,114                     12,435
           Total assets                                        $      21,646              $      18,370

         Current liabilities                                   $       4,238              $       5,492
         Long-term liabilities                                         2,107                      1,107
         Members' equity                                              15,301                     11,771
           Total liabilities and
              members' equity                                  $      21,646              $      18,370

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Summarized results of operations for the Bettendorf Joint Venture for the three and six month periods ended June 30, 1997 and 1996 are as follows (in thousands):

                                                    Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                   1997              1996             1997                1996

         Net revenues                        $    19,055       $    16,622        $    36,473       $    31,677
         Costs and expenses                       16,967            14,772             32,943            28,428
         Net income                          $     2,088       $     1,850        $     3,530       $     3,249

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

     Summarized balance sheet information for the Bally's Joint Venture as of June 30, 1997 and December 31, 1996 is as follows (in thousands): June 30, 1997 December 31, 1996

              Current assets                                      $   11,217               $      8,630
              Property and equipment, net                             49,696                     51,537
              Other assets                                             1,031                      1,041
                  Total assets                                    $   61,944               $     61,208

              Current liabilities                                 $    7,443               $      7,279
              Long-term liabilities                                    5,825                      6,994
              Partners' capital                                       48,676                     46,935
                  Total liabilities and
                      partners' capital                           $   61,944               $     61,208

     Summarized results of operations for the Bally's Joint Venture for the three and six month periods ended June 30, 1997 and 1996 are as follows (in thousands): Three Months Ended Six Months Ended June 30, June 30, 1997 1996 1997 1996

         Net revenues                        $    16,303       $    18,808        $    31,741       $    39,237
         Costs and expenses                       15,191            17,098             29,996            36,274
              Net income                     $     1,112       $     1,710        $     1,745       $     2,963

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Net income of the Bally's Joint Venture for the three and six month periods ended June 30, 1996 includes pre- opening expenses of $1.3 million and $3.3 million, respectively.

     5. Long-Term Debt

     At June 30, 1997 and December 31, 1996, long-term debt of the Company consisted of the following:


                                                                                    (in thousands)
                                                                       June 30, 1997           December 31, 1996
      interest only; due March 2001; collateralized by
      substantially all assets of the Company (the
      "2001 Notes").......................................            $       173,500             $    173,500
Note payable to a corporation; monthly payments of
      interest only at 10%; principal due July 2001,
      collateralized by a deed of trust...................                      2,750                    2,750
Note payable to a corporation; annual payments of
      principal of $119 plus accrued interest at 8%;
      due June 2003; collateralized by a land deed of
      trust...............................................                        714                      833
Notes payable to corporations; monthly payments of
      principal and interest at rates up to prime plus
      7%; due through May 1998 secured by the
      equipment...........................................                      2,579                    3,589
Mortgage note payable to a corporation; quarterly
      payments of principal and interest at prime plus
      1 1/2% based on a 20 year amortization; due
      April 2006; collateralized by a deed of trust.......                      2,850                    2,925
Note payable to a corporation; quarterly payments of
      principal and accrued interest at 9%; due
      October 1998, collateralized by a deed of trust                             220                      385
Other.....................................................                        472                      484
                                                                              183,085                  184,466
Less: current portion.....................................                     (3,282)                  (3,385)
      Total long-term debt................................                $   179,803             $    181,081

     The Indenture dated February 17, 1994, as amended and supplemented, relating to the 2001 Notes (the "Indenture") provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness, (c) to make asset sales (d) to engage in other lines of business, and (e) to maintain a minimum consolidated net worth, as defined. The Company believes it was in compliance with the Indenture as of June 30, 1997 and December 31, 1996.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     6. Employment Agreements

     On October 24, 1994, LLGC entered into Letter Agreements with Alain J. Uboldi, LLGC's President, Chief Operating Officer and Director, and Rory J. Reid, LLGC's Senior Vice-President, General Counsel, Secretary and Director (the "Agreements"). The Agreements provide that in the event of a Change of Control, as defined in the Agreements, and the subsequent termination of the employment of either Mr. Uboldi or Mr. Reid, under certain circumstances, LLGC would be required to pay to each of Mr. Uboldi and Mr. Reid a lump sum severance payment equal to 2.99 times the sum of their respective annual base salary plus the amount of any bonus paid to such executive in the year preceding such termination. In the event of such termination, Mr. Uboldi and Mr. Reid would also receive in cash an amount equal to the product of the number of options held by such executive and the difference between the exercise price of each option held by Mr. Uboldi or Mr. Reid (whether or not fully exercisable) and the then current price of LLGC's common stock, as defined. Further, in connection with the Agreements, Mr. Uboldi and Mr. Reid would receive life, disability, accident and health insurance benefits substantially similar to those they are receiving immediately prior to their termination for a 36-month period after such termination.

     7. Litigation

      Shareholder Class Action Lawsuits

     LLGC has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Act of 1933 and the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with LLGC's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. LLGC has retained outside counsel to respond to the complaint and while the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

      Greek Lawsuits

     The Company and certain of its joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7,497,000 as of July 10, 1997 based upon published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known.

     Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgment against the Company in the amount of approximately 87.1 million drachma (which was approximately $311,000 as of July 10, 1997 based upon published exchange rates). The Company intends to appeal the Court's decision and has been informed by its Greek counsel that it has meritorious grounds to prosecute such appeal.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

     Prior to suspending development of a planned casino in Gulfport, Mississippi, the Company entered into three leases for real property (the "Gulfport Lease"). During December 1996, the Company agreed to accept approximately $400,000 compensation from the Mississippi Department of
Transportation in exchange for surrendering one of these leasehold interests pursuant to condemnation proceedings. The surrender of the leasehold interest also released the Company from its remaining obligations under the lease. The remaining leases currently require annual payments of approximately $830,000 and provide for future increases based on the Consumer Price Index. The principal lease is terminable by LLG in November 1998 and requires an annual lease payment of approximately $550,000 per year through such date. The Company was required to prepay these lease payments for the twelve months ending November 1998. The Company was required to make improvements to the leased property of at least $1.0 million on or before May 8, 1995 (the "Improvement Requirement"). While the Company has spent in excess of $1.0 million on the Gulfport Project, the landlord, while not now claiming that the Company is in default, has reserved the right to claim that Lady Luck Gulfport has not satisfied the Improvement Requirement. The Company has had discussions with third parties, including joint venture partners, regarding an assumption of the Gulfport Lease. There can be no assurance that such negotiations or discussions will be successful. A reserve of approximately $600,000 was provided as of December 31, 1995 to fully reserve the prepaid lease payment for the twelve months ending November 1998, and an additional reserve of approximately $350,000 was provided as of December 31, 1996 to reserve a portion of future lease payments.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



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

     Construction Commitments

          Bettendorf Joint Venture

     The Bettendorf Joint Venture has entered into an agreement for the construction of an expansion of its facility. Construction, which began on June 23, 1997, includes a 259-room hotel, a 75-slip recreational marina, indoor swimming pool and fitness center, restaurant facilities, and a fully enclosed walkway to the riverboat casino. The expansion project is estimated to cost $39.5 million. The City of Bettendorf, as part of a development agreement, will provide $7.5 million of the $39.5 million to construct a 500-car parking garage, and an overpass to provide improved access to the facility. The project is scheduled to be completed in fall of 1998. Financing of the expansion is non-recourse to the Company.

          Lady Luck Kimmswick

     The Company has an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of June 30, 1997, approximately $6.0 million has been expended under this contract and approximately $1.9 million is included in construction payables. It is anticipated that this vessel will be utilized by LLK. However, construction has been discontinued and is not anticipated to resume until such time as LLK is selected for investigation by the State of Missouri with regard to its gaming license application.

     Development Stage Projects

     In addition to its Operating Casinos, the Company has dockside or riverboat casino projects in various stages of development in Kimmswick, Missouri and Vicksburg, Mississippi. The current status of each of these Development Stage Projects is described below.

          Kimmswick, Missouri

     On November 30, 1995, LLK entered into an Agreement of General Partnership with Davis Gaming Company II ("Davis") to form a joint venture (the "Kimmswick Joint Venture") to construct and operate a hotel and casino (the "Missouri

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Project") on an approximately 45-acre parcel of land in Jefferson County, Missouri (the "Kimmswick Site"). Pursuant to the Kimmswick Agreement, either party could elect to dissolve the partnership if a gaming license had not been issued by the gaming authorities in the State of Missouri on or prior to May 31, 1997. As the State of Missouri did not issue on or before that date, LLK and Davis mutually agreed to dissolve the Kimmswick Joint Venture.

     LLK intends to continue to develop the project. The project, as planned, includes a land-based hotel and a casino onboard a cruising vessel. The Missouri Project is estimated to cost an additional $71.9 million to complete development of these first two phases. LLK has the rights to the proposed Kimmswick Site and owns the assets which will be utilized for the Missouri Project. The Kimmswick Site is located in Kimmswick, Missouri, approximately 25 miles south of St. Louis. The proposed project has received the appropriate zoning approval from the Jefferson County Planning Commission, and has the necessary U.S. Army Corps of Engineers 404 permit. Through June 30, 1997, the Company had expended approximately $8.5 million on the project. Such investment consists of approximately $6.0 million for construction of the partially finished cruising vessel and approximately $2.5 million in other costs associated with the development of the project.

     Development of the Missouri Project is subject to approval by gaming authorities in the State of Missouri. The Company has filed an application seeking such approval. The State of Missouri investigates applicants at its discretion and there can be no assurance that the Company's application will be actively reviewed in future periods.

     The Company has provided no reserve for the assets designated for the Kimmswick Joint Venture. Management believes that the project is viable and that the assets as of June 30, 1997 are stated at estimated net realizable value. This assumption is based upon expected future economic, market and gaming regulatory conditions. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

          Vicksburg, Mississippi

     The Company's planned casino project in Vicksburg, Mississippi is expected to be located on approximately 23.9 acres of land owned by the Company immediately south of the I-20 bridge along the Mississippi River, with access to Washington Street (the "Vicksburg Project"). The original Vicksburg Project plans include a "Monte Carlo" themed 32,000 square foot dockside casino, a 250-room hotel, 934 parking spaces, restaurant facilities and an arcade. A gaming license was granted to LLV on August 18, 1994. As of June 30, 1997, approximately $14.2 million has been spent by the Company to develop the Vicksburg Project (including approximately $7.0 million to acquire the land). Reserves of $3.8 million were provided in 1994 to reduce the carrying value of the Vicksburg Project assets to estimated net realizable value. The Company currently estimates that it will cost an additional $47.9 million to complete construction and commence operations of the Vicksburg Project. The Company has ceased committing material amounts of capital to the Vicksburg Project. The Company is considering alternatives to provide a return on its investment in the Vicksburg Project, either through formation of a joint venture to complete and operate the project, or through the sale of certain assets related thereto. The Company has had talks with various interested parties and is currently negotiating with Horseshoe Gaming, LLC regarding joint development of a casino; however, there can be no assurance that the Company will form a joint venture or sell such assets.

     Management's calculation of net realizable value is based upon assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

     Long-lived Assets

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

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including considering prices for similar assets and the results of valuation techniques to the extent available.

     The Company has evaluated the recoverability of LLB's and GCI's long-lived assets as of June 30, 1997 pursuant to Financial Accounting Standards Board Statement No. 121. In performing its review for recoverability, the Company compared the estimated undiscounted future cash flows to the carrying value of LLB's and GCI's long-lived assets. The carrying value of LLB's and GCI's long-lived assets were $32.5 million and $9.3 million, respectively, at June 30, 1997. As the estimated undiscounted future cash flows exceeded the carrying value of long-lived assets, the Company was not permitted or required to recognize an impairment loss.

     Although the Company's latest evaluation of recoverability has not resulted in the recognition of an impairment loss, given the additional casino and hotel capacity being added to the Biloxi, Mississippi market and the disappointing performance of GCI, management expects to update its assessment during 1997. These factors and other circumstances affecting managements estimates could, in the near future, affect the Company's estimate of undiscounted future cash flows to be generated by LLB and GCI. A change that results in recognition of an impairment loss would require the Company to reduce the carrying value of LLB and GCI to fair market value, which may be significantly below the current carrying value of the long-lived assets.

     Leverage

     The Company is highly leveraged. As of June 30, 1997, the Company's total long-term indebtedness was approximately $179.8 million and its stockholders' equity was approximately $8.3 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations is dedicated to the payment of principal and interest on its indebtedness, such cash flow would not be available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

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

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

     9. Subsequent Event

     Access to MLI's two casinos, hotel and pavilion operated at the base of the Helena Bridge in Coahoma County, Mississippi was severely restricted from July 17, 1997 through August 4, 1997. On July 17, 1997, a barge with a large boom attachment hit the Helena Bridge which crosses the Mississippi River and connects Arkansas and Mississippi. The resulting structural damage to the bridge's structure caused the Arkansas Department of Transportation to close the bridge. MLI's operations are highly dependent upon patronage by residents of Arkansas. MLI's operating results during the bridge's closure were materially adversely affected by the bridge's closure and the extent, materiality and permanence of any adverse changes to customer patronage are not presently known.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.
Generally, the words "anticipates," "believes," "estimates," "expects," and similar expressions as they relate to the Company and its management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; the recovery of the Company's Rhythm & Blues/Country Casino Complex in light of the recent Helena Bridge closing and subsequent reopening; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals therefor; changes in regulations affecting the gaming industry; the ability of the Company to comply with the Indenture as supplemented by the Amendments and Waivers; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

     Results of Operations

     Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30, 1996

     The Company's gross revenues decreased from $44.3 million in the three month period ended June 30, 1996 to $43.2 million during the three month period ended June 30, 1997, a decrease of $1.1 million or 2%. Decreases in casino revenues at the Lady Luck Rhythm & Blues/Country Casino Complex, Lady Luck Natchez and Lady Luck Central City were primarily responsible for this decrease and were offset partially by an increase in food and beverage revenues at the Lady Luck Rhythm & Blues/Country Casino Complex and the acquisition of the River Park and Riverbluff hotels on April 15, 1996 and July 3, 1996, respectively.

     Decreases in the total amount wagered on table games and the related win percentage at the Lady Luck Rhythm & Blues/Country Casino Complex triggered a $0.7 million decline in its table games revenues. This decline in table games wagers is due at least in part to increased competition from the addition of two casinos and a significant number of hotel rooms in nearby Tunica County, Mississippi between the comparative periods. The partially offsetting increase in food and beverage revenues was primarily due to the addition of a steak house restaurant between the comparative periods and additional beverage revenues.

     Casino revenues decreased $0.4 million at Lady Luck Natchez primarily due to flooding on the Mississippi River, which closed its operations for approximately the first 4 days during the three month period ended June 30, 1997 and had a continuing disruptive effect for a period after reopening.

     Lady Luck Central City's slot machine revenues declined $0.4 million between the three month periods ended June 30, 1997 and 1996. This decrease was due to both a decrease in the total amount wagered on slot machines and a decrease in the related win percentage. The decrease in the total amount wagered was at a significantly higher rate than the Central City market's general rate of decline which was due in part to operational changes and increased competition from nearby casinos.

     Casino operating expenses company-wide as a percentage of casino revenues increased from 37% in the three month period ended June 30, 1996 to 41% in the three month period ended June 30, 1997, primarily due to the following: (i) a 2% increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues, (ii) an increase in table games payroll expense at each property in relation to table games revenue, and (iii) increases in slot machine rentals and slot department special events and cash incentives for players.

     Food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues increased from 87% for the three month period ended June 30, 1996 to 96% for the three month period ended June 30, 1997, due to increases in the cost of sales in relation to revenues primarily at Lady Luck Natchez and Lady Luck Biloxi and an increase in food and beverage payroll expense primarily at Lady Luck Natchez. These increases in expenses were primarily the result of marketing an improved "restaurant experience" to casino customers at these properties.

     Consolidated gross room revenues and operating results between periods are not completely comparable because LLM purchased the River Park on April 15, 1996 and MLI acquired the 120-room Riverbluff in Helena, Arkansas on July 3, 1996. Notwithstanding this lack of comparability, gross room revenues at MLI's 173-room hotel adjacent to Lady Luck Rhythm & Blues decreased 18% in the three month period ended June 30, 1997 compared to the three month period ended June 30, 1996. This decrease was due to a decrease in occupancy percentage which was only partially offset by a higher average daily room rate.

     Selling, general and administrative expenses as a percentage of total gross revenues decreased from 32% in the three month period ended June 30, 1996 to 30% in the three month period ended June 30, 1997, primarily due to a $0.5 million reduction in rents paid by the Rhythm & Blues/Country Casino Complex. The Country Casino opened on May 21, 1996 at which time an additional $150,000 monthly rental payment requirement ceased. The additional monthly rental payments had been required beginning July 1, 1995 until an additional casino either north or south of the Lady Luck Rhythm & Blues property commenced operations.

     Operating income was $6.8 million and $8.3 million for the three month periods ended June 30, 1997 and 1996, respectively. This $1.5 million decrease is due to the following: (i) a $1.1 million decrease in gross revenue as described above, (ii) a $0.8 million increase in casino operating expenses as described above, (iii) an increase in food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues as described above, (iv) a $0.3 million increase in promotional expenses primarily at the Lady Luck Rhythm & Blues/Country Casino Complex in response to increased competition from casinos in nearby Tunica County, Mississippi, and (v) a $0.3 million increase in depreciation expense primarily related to the acquisition of the River Park and Riverbluff hotels and the opening of Country Casino and the Pavilion during 1996. These items were offset partially by: (i) a $0.5 million reduction in rent expense as described above, and (ii) the absence of $0.2 million of pre-opening expense which was incurred during the prior year period in conjunction with the opening of Country Casino and the Pavilion.

     The net income applicable to common stockholders was $0.7 million or $0.03 per share in the three month period ended June 30, 1997 compared with net income applicable to common stockholders of $2.7 million or $0.09 per share for the three month period ended June 30, 1996. This $2.0 million or $0.06 per share decrease was primarily due to the $1.5 million decrease in operating income as described above and a $0.4 million increase in interest expense. Interest expense increased during these comparative periods due primarily to interest on slot machines and other equipment purchased primarily in conjunction with the addition of Country Casino and to a reduction in interest capitalized during the three month period ended June 30, 1997.

     Six Months  Ended June 30, 1997  Compared to the Six Months  Ended June 30,
1996

     The Company's gross revenues increased from $85.7 million in the six month period ended June 30, 1996 to $87.8 million during the six month period ended June 30, 1997, an increase of $2.1 million or 2%. The opening of Country Casino adjacent to Lady Luck Rhythm & Blues in Coahoma County, Mississippi, an increase in slot revenues at Lady Luck Biloxi during the quarter ended March 31, 1997 and the acquisition of the River Park and Riverbluff hotels on April 15, 1996 and July 3, 1996, respectively, were primarily responsible for this increase and were offset partially by decreases in casino, food and beverage revenues at Lady Luck Natchez and Lady Luck Central City, increases in promotional allowances at the Lady Luck Rhythm & Blues/Country Casino Complex and Lady Luck Biloxi and a decrease in the equity in net income of affiliates from the Bally's Joint Venture.

     Gross revenues at the Lady Luck Rhythm & Blues/Country Casino Complex increased from $46.8 million in the six month period ended June 30, 1997 to $49.5 million in the six month period ended June 30, 1997, an increase of $2.7 million or 6%. Country Casino opened May 21, 1996 and contributed to a $2.0 million increase in slot machine revenues which occurred primarily between the three month periods ended March 31, 1997 and 1996. Increases in food and beverage revenues of $1.0 million between the six month periods ended June 30, 1997 and 1996 were primarily due to increased food and beverage furnished to customers as complimentaries. These and other increases were offset partially by a $1.0 million decrease in table games revenues between the six month periods ended June 30, 1997 and 1996. The decrease in table games revenues was due to decreases in the total amount wagered on table games and the related win percentage. The increases in complimentaries and the decreases in the total amount wagered on table games were the result, at least in part, of the addition of two competitive casinos and a significant number of hotel rooms in nearby Tunica County, Mississippi during 1996.

     Lady Luck Biloxi's gross revenues increased $1.0 million between the six month periods ended June 30, 1997 and 1996. This increase occurred primarily between the three month periods ended March 31, 1997 and 1996 during which time an 8% increase in the average number of slot machines and a 20% increase in the average daily net win per slot machine accounted for a $1.2 million increase in Lady Luck Biloxi's increase in gross revenues. The increase in slot revenues was offset partially by decreases in table game revenues. Lady Luck Biloxi's increase in slot machine results was primarily a result of increased marketing expenditures and increased food and beverage furnished as complimentaries to customers.

     Casino, food and beverage revenues decreased $1.5 million at Lady Luck Natchez primarily due to flooding on the Mississippi and other adverse weather conditions, which closed its operations for approximately 18 days during the six month period ended June 30, 1997 and had a continuing disruptive effect for a period after reopening.

     Lady Luck Central City's slot machine revenues declined $0.3 million and table games revenues decreased $0.1 million between the six month periods ended June 30, 1997 and 1996. The decrease in slot machine revenues was due to both a decrease in the total amount wagered on slot machines and a decrease in the related win percentage. The decrease in the total amount wagered on slot machines was at a significantly higher rate than the Central City market's rate of decline and was due in part to operational changes and increased competition from nearby casinos.

     As noted above, the increased competition from and increased capacity in the Tunica County, Mississippi market as described above, adversely affected the results of operations during the six month period ended June 30, 1997. During the six month period ended June 30, 1997, the Company's equity in net income of unconsolidated affiliates from the Bally's Joint Venture was $0.6 million, a $0.4 million decrease from the $1.0 million for the six month period ended June 30, 1996, even after deducting the Company's share of pre-opening expenses of $1.2 million, for the six month period ended June 30, 1996.

     Casino operating expenses company-wide as a percentage of casino revenues increased from 38% in the six month period ended June 30, 1996 to 41% in the six month period ended June 30, 1997, primarily due to the following: (i) a 2% increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues, and (ii) an increase in table games payroll expense at each property in relation to table games revenue, and
(iii) increases in slot machine rentals and slot department special events and cash incentives for slot machine players in relation to slot revenues.

     Food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues increased from 89% for the six month period ended June 30, 1996 to 94% for the six month period ended June 30, 1997, due to increases in the cost of sales in relation to revenues primarily at Lady Luck Natchez and Lady Luck Biloxi and an increase in food and beverage payroll expense primarily at Lady Luck Natchez. These increases in expenses were primarily the result of marketing an improved "restaurant experience" to casino customers at these properties.

     Consolidated gross room revenues and operating results between periods are not completely comparable because LLM purchased the River Park on April 15, 1996 and MLI acquired the 120-room Riverbluff in Helena, Arkansas on July 3, 1996. Notwithstanding this lack of comparability, gross room revenues at MLI's
173-room hotel adjacent to Lady Luck Rhythm & Blues decreased 13% in the six month period ended June 30, 1997 compared to the six month period ended June 30, 1996. This decrease was due to a decrease in occupancy percentage which was only partially offset by a higher average daily room rate.

     Selling, general and administrative expenses as a percentage of total gross revenues decreased from 31% in the six month period ended June 30, 1996 to 30% in the six month period ended June 30, 1997, primarily due to a reduction in rents paid by the Rhythm & Blues/Country Casino Complex which was offset partially by increases in casino marketing expenditures at each property. An additional monthly rental payment of $150,000 had been required beginning

July 1, 1995 until an additional casino either north or south of the Lady Luck Rhythm & Blues property commenced operations. Country Casino opened on May 21, 1996 at which time the additional monthly rental payment requirement ceased.

     Operating income was $13.9 million and $16.3 million for the six month periods ended June 30, 1997 and 1996, respectively. This $2.4 million decrease is due to the following: (i) a $2.4 million increase in casino operating expenses as described above, (ii) an increase in food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues as described above, (iii) a $0.9 million increase in promotional expenses primarily at the Lady Luck Rhythm & Blues/Country Casino Complex in response to increased competition from casinos in nearby Tunica County, Mississippi, (iv) increases in casino marketing expenditures at each property as described above, and (v) a $0.5 million increase in depreciation expense primarily related to the acquisition of the River Park and Riverbluff hotels and the opening of Country Casino and the Pavilion during 1996. These items were offset partially by: (i) a $2.1 million increase in gross revenue as described above (ii) a $0.9 million reduction in rent expense as described above, and (iii) the absence of $0.2 million of pre- opening expense which was incurred during the prior year period in conjunction with the opening of Country Casino and the Pavilion.

     The net income applicable to common stockholders was $1.9 million or $0.07 per share in the six month period ended June 30, 1997 compared with net income applicable to common stockholders of $5.3 million or $0.18 per share for the six month period ended June 30, 1996. This $3.4 million or $0.11 per share decrease was primarily due to the $2.4 million decrease in operating income as described above and a $0.7 million increase in interest expense. Interest expense increased during these comparative periods due primarily to interest on slot machines and other equipment purchased primarily in conjunction with the addition of Country Casino and to a reduction in interest capitalized during the six month period ended June 30, 1997.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     Operating Casinos

     Amounts shown in the following tables are in millions except percentage, unit and per unit amounts. Operating margin is calculated as operating income divided by net revenues.

     Lady Luck Rhythm & Blues/County Casino Complex (a)

                                                                                % Increase                              % Increase
                                                 Three months ended              (Decrease)       Six months ended      (Decrease)
                                                       June 30,                   1997 vs.            June 30,             1997 vs.
                                                 1997            1996       1996           1997         1996               1996
         Gross revenues....................     $ 23.9         $ 24.1        (1)         $ 49.5        $46.8                 6
         Net revenues......................       22.1           22.6        (2)           45.7         44.1                 4
         Management/license fee............        0.7            0.8       (13)            1.6          1.6                 -
         Operating income..................        5.1            6.0       (15)           11.5         12.7                (9)
         Operating margin..................       23%            27%         (4)pts        25%          29%                 (4) pts

         Average daily net win per
             table game....................     $546           $889         (39)         $618       $1,046                 (41)
         Average number of
             tables in operation...........       51             40          28            51           35                  46
         Average daily net win per
             slot machine..................     $146           $188         (22)         $151         $203                 (26)
         Average number of slot
             machines in operation.........    1,355          1,056          28         1,358          951                  43

     (a) Country Casino and the Pavilion opened May 21, 1996; therefore, a comparison of 1997 to 1996 may not be meaningful.

Lady Luck Natchez

                                                                                % Increase                             %Increase
                                                 Three months ended             (Decrease)       Six months ended      (Decrease)
                                                       June 30,                  1997 vs.            June 30,           1997 vs.
                                               1997              1996       1996         1997          1996               1996
         Gross revenues....................   $  7.9           $  8.4        (6)       $ 15.4         $16.5               (7)
         Net revenues......................      7.4              7.7        (4)         14.3          15.2               (6)
         Management/license fee............      0.2              0.3       (33)          0.5           0.6              (17)
         Operating income..................      0.8              1.4       (43)          1.1           3.2              (66)
         Operating margin..................     11%              18%         (7)pts       8%           21%               (13)pts

         Average daily net win per
             table game....................   $606             $715         (15)       $605          $775                (22)
         Average number of
             tables in operation...........     16               17          (6)         16            17                 (6)
         Average daily net win per
             slot machine..................   $102             $111          (8)       $102          $113                (10)
         Average number of slot
             machines in operation.........    616              584           5         605           569                  6

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS






     Lady Luck Bettendorf (a)

                                                                               % Increase                                  %Increase
                                                 Three months ended            (Decrease)         Six months ended        (Decrease)
                                                       June 30,                   1997 vs.            June 30,             1997 vs.
                                               1997                1996     1996         1997          1996                   1996
         Gross revenues....................   $ 20.0             $ 17.4      15        $ 38.6          $ 33.1                  17
         Net revenues......................     19.1               16.6      15          36.5            31.7                  15
         Management/license fee............      0.4                0.5     (20)          0.8             0.9                 (11)
         Operating income..................      2.1                1.9      11           3.6             3.4                   6
         Operating margin..................     11%                  11%      -          10%             11%                   (1)pt

         Average daily net win per
             table game....................   $702               $761        (8)       $706            $819                   (14)
         Average number of
             tables in operation...........     38                 33        15          38              33                    15
         Average daily net win per
             slot machine..................   $197               $179        10        $190            $169                    12
         Average number of slot
             machines in operation.........    880                825         7         872             814                     7

     (a) Lady Luck Bettendorf is 50% owned by LLQC. The Company includes 50% of its net income as equity in net income of affiliates using the equity method of accounting.

     Lady Luck Biloxi

                                                                               % Increase                               %Increase
                                                 Three months ended            (Decrease)         Six months ended      (Decrease)
                                                       June 30,                  1997 vs.            June 30,            1997 vs.
                                               1997              1996      1996         1997           1996               1996
         Gross revenues....................    $ 7.7            $ 7.7        -         $15.8          $14.8                 7
         Net revenues......................      7.0              7.2       (3)         14.4           13.5                 7
         Management/license fee............      0.2              0.3      (33)          0.5            0.5                 -
         Operating income..................     (0.4)            (0.1)    (300)         (1.2)          (0.8)              (50)
         Operating margin (a)..............     (6)%             (1)%       (5)pts        (8)%           (6)%              (2)pts

         Average daily net win per
             table game....................    $604            $649         (7)         $562           $591                (5)
         Average number of
             tables in operation...........      21              23         (9)           22             24                (8)
         Average daily net win per
             slot machine..................     $89             $93         (4)          $93           $ 88                 6
         Average number of slot
             machines in operation.........     657             619         (6)          654            610                 7

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     Lady Luck Central City

                                                                               % Increase                                 %Increase
                                                 Three months ended            (Decrease)         Six months ended        (Decrease)
                                                       June 30,                   1997 vs.            June 30,             1997 vs.
                                                1997             1996        1996        1997          1996                   1996
         Gross revenues....................   $ 1.3             $  1.8       (28)       $ 2.8        $  3.3                  (15)
         Net revenues......................     1.2                1.7       (29)         2.6           3.1                  (16)
         Management/license fee............     -                  0.1      (100)         0.1           0.1                    -
         Operating income..................    (0.4)              (0.2)     (100)        (0.7)         (0.6)                 (17)
         Operating margin (a)..............   (33)%              (12)%       (21)pts    (27)%         (19)%                   (8)pts

         Average daily net win per
             table game....................   $86               $160         (46)       $97          $149                    (35)
         Average number of
             tables in operation...........     6                  6           -          6             6                      -
         Average daily net win per
             slot machine..................   $40                $56         (29)       $43           $50                    (14)
         Average number of slot
             machines in operation.........   300                289           4        300           289                      4

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     Liquidity and Capital Resources

     During the six month period ended June 30, 1997, the Company generated $7.2 million in cash from operations. Cash flow from operations and cash on hand at the beginning of the period were the primary sources of cash during the six month period ended June 30, 1997. The primary uses of cash and non-cash resources during the six month period ended June 30, 1997, other than operating expenditures, include:

     A. $1.6 million cash for the purchase of property and equipment. Also included are costs of remodeling a portion of the River Park.

     B.   $2.0 million cash for payment of debt and slot contracts.

     C. $0.6 million for the acquisition of slot machines and other assets by certain subsidiaries for the incurrence of indebtedness.

     GCI did not generate positive operating cash flow during the six month period ended June 30, 1997. Due to debt service requirements on an equipment note payable and a mortgage note, GCI required cash infusions of $0.4 million during the six month period ended June 30, 1997 and for the remainder of 1997 is expected to require additional cash infusions to cover up to $0.6 million of scheduled repayments on an equipment note payable and anticipated operating cash shortfalls, depending upon the timing of the transaction contemplated by the Memorandum as described below becoming effective, if at all.

     Additional casino and hotel capacity has been added to the Tunica, Mississippi market, which competition the Company believes has adversely affected revenues and operating results at MLI, the extent, materiality and permanence of which are not presently known.

     A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Rhythm & Blues and Country Casino gaming operations in Coahoma County, Mississippi. These casinos are highly dependent on patronage by residents of Arkansas. A change in general economic conditions, closure of the Helena Bridge or a change in the extent and nature of regulations enabling casino gaming in Arkansas could adversely effect these casinos' future operating results.

     Access to MLI's two casinos, hotel and pavilion operated at the base of the Helena Bridge in Coahoma County, Mississippi was severely restricted from July 17, 1997 through August 4, 1997. On July 17, 1997, a barge with a large boom attachment hit the Helena Bridge which crosses the Mississippi River and connects Arkansas and Mississippi. The resulting structural damage to the bridge's structure caused the Arkansas Department of Transportation to close the bridge. MLI's operations are highly dependent upon patronage by residents of Arkansas. MLI's operating results during the bridge's closure were materially adversely affected by the bridge's closure and the extent, materiality and permanence of any adverse changes to customer patronage are not presently known.

     Additional hotel capacity has been added in close proximity to LLB and additional casino and hotel capacity are currently under construction in Biloxi. The Company believes the opening of certain of the facilities under construction may initially have an adverse effect upon LLB's operating results and that the long-term effects on LLB's results of operations cannot presently be estimated.

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

     Various amounts of cash and non-cash resources may be used during the remainder of 1997 for capital improvements, expansions or acquisitions which cannot currently be estimated and may be contingent upon market conditions and other factors. If significant cash or other resources become available, the Company may make additional capital expenditures related to the Lady Luck Rhythm & Blues, Lady Luck Natchez, and other capital acquisitions, improvements, or expansions which cannot currently be estimated and may be contingent upon market conditions and the amount of excess cash or non-cash resources available, if any. Capital expenditures at Lady Luck Rhythm & Blues could include additional hotel rooms and signage. In any case, the amount of such capital expenditures will be based upon cash available and market conditions at the time any commitment is made.

     The Company may also repurchase a portion of the 2001 Notes from time to time in early satisfaction of any required repurchase expected pursuant to the Indenture or otherwise, the amount of which and the timing of repurchase cannot currently be estimated and is dependent on adequate cash availability and market conditions.

     The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of June 30, 1997, approximately $7.9 million has been expended under this contract, approximately $1.9 million of which is included in construction payables at June 30, 1997. It is anticipated that this vessel will be utilized by LLK for the Missouri Project.

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

     The Company has evaluated the recoverability of LLB's and GCI's long-lived assets as of June 30, 1997 pursuant to Financial Accounting Standards Board Statement No. 121. In performing its review for recoverability, the Company compared the estimated undiscounted future cash flows to the carrying value of LLB's and GCI's long-lived assets. The carrying value of LLB's and GCI's long-lived assets were $32.5 million and $9.3 million, respectively, at June 30, 1997. As the estimated undiscounted future cash flows exceeded the carrying value of long-lived assets, the Company was not permitted or required to recognize an impairment loss.

     Although the Company's latest evaluation of recoverability has not resulted in the recognition of an impairment loss, given the additional casino and hotel capacity being added to the Biloxi, Mississippi market and the disappointing performance of GCI, management expects to update its assessment during 1997. These factors and other circumstances affecting

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



managements estimates could, in the near future, affect the Company's estimate of undiscounted future cash flows to be generated by LLB and GCI. A change that results in recognition of an impairment loss would require the Company to reduce the carrying value of LLB and GCI to fair market value, which may be significantly below the current carrying value of the long-lived assets.

     The Company is involved in several lawsuits which if adversely decided could have a material adverse effect upon the Company's financial position and results of operations. Refer to note 7 to the condensed consolidated financial statements included in Item 1, Part 1.

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

PART II ..................OTHER INFORMATION


     Item 1. LEGAL PROCEEDINGS

     Not applicable





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




                                                Lady Luck Gaming Corporation
                                                Registrant


    DATE: August 11, 1997
                                                /s/James D. Bowen
                                                James D. Bowen
                                                Vice President Finance and
                                                   Principal Accounting Officer
                                                   and duly authorized officer