Form 10-Q
period 1997-09-30
LADY LUCK GAMING CORP
filed 1997-11-14
CIK 906527

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1997
                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes               No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 1997, there were 29,285,698 shares of common stock, $.001 par value per share, outstanding.

PART I            FINANCIAL INFORMATION

         Item 1.           FINANCIAL STATEMENTS

                                                    LADY LUCK GAMING CORPORATION
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)
                                                            (Unaudited)

                                                               ASSETS

                                                                  September 30, 1997        December  31, 1996
Current assets:
     Cash and cash equivalents................................     $          19,334          $         15,490
     Accounts receivable, net.................................                16,985                     1,276
     Inventories..............................................                 1,178                     1,198
     Prepaid expenses.........................................                 1,876                     2,620
         Total current assets.................................                39,373                    20,584

Property and equipment, net of accumulated
     depreciation and amortization of $37,524 and
     $28,736 as of September 30, 1997 and December 31,
     1996, respectively.......................................               167,554                   173,119


Other assets:
     Pre-opening costs........................................                 1,416                     1,353
     Deferred financing fees and costs net of
         accumulated amortization of $3,131 and
         $2,482 as of September 30, 1997 and
         December 31, 1996, respectively......................                 2,956                     3,605
     Investment in unconsolidated affiliates, net.............                 8,732                    21,449
     Other....................................................                 3,090                     3,608
                                                                              16,194                    30,015
TOTAL ASSETS..................................................      $        223,121         $         223,718



















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

                                                   LADY LUCK GAMING CORPORATION
                                         CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                                          (in thousands)
                                                            (Unaudited)


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                  September 30, 1997         December 31, 1996

Current liabilities:
     Current portion of long-term debt........................     $           2,438         $           3,385
     Accrued interest.........................................                 1,832                     1,825
     Accounts payable.........................................                 5,199                     4,416
     Construction and retention payables......................                 1,957                     1,957
     Other accrued liabilities................................                 7,648                     8,309
         Total current liabilities............................                19,074                    19,892

Long-term debt:
     Mortgage notes payable...................................               173,500                   173,500
     Other long-term debt.....................................                 6,196                     7,581
         Total long-term debt.................................               179,696                   181,081

              Total liabilities...............................               198,770                   200,973

Commitments and contingencies (Notes 6, 7 and 8)

Series A mandatory cumulative redeemable preferred
     stock, $41.25 and $37.89, as of September 30, 1997
     and December 31, 1996, respectively per share
     liquidation value, 1,800,000 shares authorized,
     433,638 shares issued and outstanding....................                17,888                    16,430

Stockholders' equity:
     Common stock, $.001 par value, 75,000,000
         shares authorized, 29,285,698 shares issued
         and outstanding .....................................                    29                        29
     Additional paid-in capital...............................                31,382                    31,382
     Accumulated deficit......................................               (24,948)                  (25,096)
         Total stockholders' equity...........................                 6,463                     6,315
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY.....................................      $        223,121         $         223,718













                    The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                                   LADY LUCK GAMING CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                       September 30,
                                                             1997                 1996            1997                1996
Revenues:
     Casino..........................................      $   32,404         $   38,319           $ 104,246           $ 109,664
     Food and beverage...............................           4,261              4,790              12,851              12,602
     Hotel...........................................           1,102              1,299               3,208               2,879
     Equity in net income of
         unconsolidated affiliates...................           1,768                789               4,144               3,450
     Other...........................................           1,328              2,053               4,190               4,377
         Gross revenues..............................          40,863             47,250             128,639             132,972
         Less: Promotional allowances................          (3,258)            (3,520)             (9,748)             (9,079)
         Net revenues................................          37,605             43,730             118,891             123,893

Costs and expenses:
     Casino..........................................          13,603             15,454              42,802              42,248
     Food and beverage...............................           1,580              1,975               5,064               5,358
     Hotel...........................................             535                643               1,701               1,358
     Other...........................................              60                 16                 202                 159
     Selling, general and
         administrative..............................          12,763             14,546              39,252              40,696
     Related party management/license fees...........             314                881               1,250               1,924
     Depreciation and amortization...................           2,970              2,955               8,899               8,348
     Settlement of a claim...........................               -              1,100                   -               1,100
     Loss on sale of investment in unconsolidated
         affiliate...................................           1,912                  -               1,912                   -
     Project development cost write-downs
         and reserves................................              50                  -                  50                   -
     Pre-opening expenses............................               -                  -                   -                 247
         Total costs and expenses....................          33,787             37,570             101,132             101,438

Operating income ....................................           3,818              6,160              17,759              22,455

Other income (expense):
     Interest income.................................             173                191                 543                 829
     Interest expense................................          (5,355)            (5,695)            (16,750)            (16,356)
     Other...........................................              25                156                 113                 253
         Total other income (expense)................          (5,157)            (5,348)            (16,094)            (15,274)

Income (loss) before income tax provision............          (1,339)               812               1,665               7,181

Income tax provision (benefit).......................             (46)              (175)                 59                  69

NET INCOME (LOSS)....................................          (1,293)               987               1,606               7,112

Preferred stock dividends............................            (500)              (446)             (1,458)             (1,302)
Income applicable to common stockholders.............      $   (1,793)      $        541         $       148          $    5,810

NET INCOME (LOSS) PER SHARE

     Applicable to common stockholders...............      $    (0.06)      $       0.02         $      0.01          $     0.20

Weighted average number of common shares
     outstanding.....................................      29,285,698         29,285,698          29,285,698          29,285,698

                         The accompanying notes are an integral part of these condensed consolidated statements.

                                                      LADY LUCK GAMING CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (in thousands)
                                                               (Unaudited)



                                                                              Nine Months Ended
                                                                                September 30,
                                                                     1997                          1996

Cash flows from operating activities:
    Net income...................................            $           1,606               $         7,112
    Adjustments to reconcile net
       income to net cash provided by
       (used in) operating activities:
    Depreciation and amortization................                        8,899                         8,348
    Amortization of bond offering
       fees and costs............................                          649                           649
    Loss on sale of investment in
       unconsolidated subsidiary.................                        1,912                             -
    Equity in net income of unconsolidated
       affiliates................................                       (4,144)                       (3,450)
    Project development cost write-downs
       and reserves..............................                           50                             -
    (Increase) decrease in assets:
       Accounts receivable.......................                         (459)                         (429)
       Inventories...............................                           20                          (244)
       Prepaid expenses..........................                          744                           175
    Increase (decrease) in liabilities:
       Accounts payable..........................                          783                         1,810
       Accrued interest..........................                            7                          (524)
       Other accrued liabilities.................                         (941)                         (898)
       Federal income taxes payable..............                          (21)                         (153)
Net cash provided by (used in)
    operating activities.........................                        9,105                        12,396

Cash flows from investing activities:
    Purchase of property and equipment...........                       (2,716)                      (19,514)
    Construction and retention payables..........                            -                        (1,169)
    Pre-opening costs............................                          (63)                         (228)
    Investments in unconsolidated affiliates                                 -                           (10)
    Restricted cash..............................                            -                         8,858
    Other assets.................................                          468                          (568)
Net cash provided by (used in) investing
    activities...................................                       (2,311)                      (12,631)









                         The accompanying notes are an integral part of these condensed consolidated statements.

                                                      LADY LUCK GAMING CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                              (in thousands, except supplemental schedule)
                                                               (Unaudited)



                                                                               Nine Months Ended
                                                                                 September 30,
                                                                       1997                        1996

Cash flows from financing activities:
    Issuance of notes payable...................                           -                           40
    Payments on debt and slot contracts.........                      (2,950)                      (4,636)
Net cash provided by (used in) financing
    activities..................................                      (2,950)                      (4,596)

Net increase (decrease) in cash and cash
    equivalents.................................                       3,844                       (4,831)
Cash and cash equivalents,
    beginning of period.........................                      15,490                       22,148
Cash and cash equivalents, end of period                         $    19,334                  $    17,317


Supplemental disclosures of cash flow
    information:
       Cash paid during the period for
          interest (net of amount capitalized
          of $289 and $514 for the nine
          months ended September 30, 1997
          and 1996, respectively) ..............                 $    16,094                  $     16,231
       Income taxes paid........................                 $        80                  $        225

Supplemental Schedule of Non-Cash Investing and Financing Activities:

     The Company entered into an agreement to sell its equity investment in the Bally's Joint Venture effective September 30, 1997 for $15,250,000. On November 3, 1997, after receiving certain regulatory approvals, such sales price was remitted as cash to the Company and the account receivable was satisfied.

     The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $1,458,000 and $1,302,000 for the nine month periods ended September 30, 1997 and 1996, respectively.

     On  July  3,  1996,   Magnolia  Lady,  Inc.  acquired  the  Riverbluff  for
approximately   $1,000,000,   including   approximately   $600,000  cash  and  a
non-recourse mortgage note for the balance.

     On April  15,  1996,  Lady Luck  Mississippi  acquired  the River  Park for
approximately   $4,000,000,   including  approximately  $1,000,000  cash  and  a
non-recourse mortgage note for the balance.

     The Company entered into contracts for the purchase of slot machines and, other equipment which totaled approximately $618,000 and $3,766,000 during the nine month periods ended September 30, 1997 and 1996, respectively.




     The accompanying notes an integral part of these condensed consolidated statements.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  The Company and Basis of Presentation

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management is the evaluation of the recoverability of the carrying values of the land held for development and the projects under development by Lady Luck Vicksburg, Inc. and Lady Luck Kimmswick, Inc. and the carrying value of Lady Luck Biloxi, Inc.'s and Gold Coin Inc.'s long-lived assets. The Company has made certain financial statement reclassifications for the three and nine month periods ended September 30, 1996 in order to classify amounts in a manner consistent with the three and nine month periods ended September 30, 1997.

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

     LLGC and LLGFC were formed in February 1993, pursuant to an Investment Agreement dated October 20, 1992 between Andrew H. Tompkins, Chairman and CEO of LLGC, certain affiliates of Mr. Tompkins and certain holders of equity and debt securities of GCI (the "Investment Agreement"). Pursuant to the Investment Agreement, Mr. Tompkins indirectly contributed all outstanding common stock of the Mississippi Companies to LLGFC in exchange for 550,000 shares of LLGC Class B Common Stock and 216,819 shares of LLGC Series A Mandatory Cumulative Redeemable Preferred Stock ("Series A"), liquidation value of $5,420,000. In connection with the contribution of the stock of the Mississippi Companies, Mr. Tompkins received $3,734,000 which represented the historical carrying value of the net assets of $13,400,000 in excess of the capital contribution required by the Investment Agreement. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi and acquired and took over operation of the 147-room River Park in Natchez, Mississippi on April 15, 1996; GCI reopened on May 28, 1993; LLB began dockside casino operations on December 13, 1993 in Biloxi, Mississippi; MLI, which does business as Lady Luck Rhythm & Blues, commenced dockside gaming operations on June 27, 1994 in Coahoma County, Mississippi, commenced operation of a 173-room hotel on August 16, 1994, commenced gaming operations of Country Casino and the Pavilion, as described below, on May 21, 1996 and acquired and took over operation of the 120-room Riverbluff in Helena, Arkansas on July 3, 1996; LLQC commenced operation of the Bettendorf Joint Venture on April 21, 1995 (see Note 4); ORD commenced operation of a 240-room hotel on August 24, 1994 contributed it to the Bally's Joint Venture in March 1995 and sold its equity investment to Bally's effective September 30, 1997 (see Note 4); and LLQC and BRDC commenced casino operations of the Bettendorf Joint Venture on April 21, 1995 (see Note 4). All of the other Mississippi Companies and LLK are in various stages of development and have no operating history.

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

3.  Net Income Per Share

     Net income per share is computed using the weighted average number of common shares and common stock equivalents, if dilutive, actually outstanding during the period. Common stock equivalents represent the shares that would be outstanding assuming exercise of dilutive stock options. No common stock equivalents are included in the computation for the three and nine month periods ended September 30, 1997 and 1996, as the effect would be anti-dilutive or would dilute earnings per share by less than three percent.

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

4.  Investment in Unconsolidated Affiliates

     The Company's investments in joint ventures with Bettendorf Riverfront Development Company ("BRDC") and Bally's Entertainment Corporation ("Bally's") are accounted for under the equity method and the Company's portion of income or loss from the joint ventures is included in Equity in Net Income of Unconsolidated Affiliates in the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997 and 1996.

     In December 1994, the Company entered into a joint venture (the "Bettendorf Joint Venture") with BRDC to complete and operate a casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). The joint venture agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC is leasing certain real property to the Bettendorf Joint Venture at the lease rate of $150,000 per month. The Company is leasing a gaming vessel with a cost of $21,635,000 and a carrying value net of accumulated depreciation as of September 30, 1997 and December 31, 1996 of $19,508,000 and $20,168,000, respectively, to the
Bettendorf Joint Venture for approximately $189,000 per month plus applicable taxes, which amount was determined based upon the cost of the assets and the Company's cost of capital at the time the lease was consummated. In addition, the Company is leasing certain gaming equipment with a cost of $3,705,000 and a carrying value net of accumulated depreciation as of September 30, 1997 and December 31, 1996 of $2,330,000 and $2,755,000, respectively, to the Bettendorf Joint Venture, as discussed below, for approximately $122,000 per month net of applicable taxes, which amount was determined based upon the cost of the assets and the Company's cost of capital at the time the lease was consummated.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     The Bettendorf Joint Venture is currently constructing a $39.5 million expansion project pursuant to its master-plan. The project, which began construction June 23, 1997, is planned to include an approximately 250 room hotel, 47-slip marina, 500-car parking garage, a bypass over the nearby railroad to improve access and a fully enclosed walkway to the riverboat casino. The project financing is non-recourse to the Company and includes a $17.5 million bank first mortgage note, $5.0 million second mortgage from an affiliated company of BRDC, $7.5 million in tax increment financing from the City of Bettendorf to be repaid from property taxes and in exchange for deeding the overpass to the City of Bettendorf. The cost of the overpass is not expected to exceed such financing from the City of Bettendorf. The balance of the expansion project's cost is to be paid from the Bettendorf Joint Venture's cash on hand. The project is scheduled to be completed in the Fall of 1998.

     The Company's rental income relating to these leases for the three and nine month periods ended September 30, 1997 and 1996 are as follows (in thousands):

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                   1997              1996             1997                1996
         Gaming vessel lease                   $     566         $     595           $  1,699          $  1,785
         Gaming equipment lease                      367               829              1,099             1,283
           Total Bettendorf lease
               rental income                   $     933         $   1,424           $  2,798          $  3,068

     Lady Luck Bettendorf commenced operations on April 21, 1995. All net profits and losses from operations of Lady Luck Bettendorf are allocated equally between the Company and BRDC. The Company has also been granted the right to manage Lady Luck Bettendorf with substantially the same terms and fees as the Company's wholly owned casinos, less $37,500 per month, with up to $325,000 annually of the fees received by the Company paid to BRDC as consultants.

     Lady Luck Bettendorf incurred management fees for the three and nine month periods ended September 30, 1997 and 1996 as follows (in thousands):


                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                       1997              1996             1997             1996
   Lady Luck Bettendorf management fees            $     416        $     389           $  1,212        $  1,270


     Summarized balance sheet information for the Bettendorf Joint Venture as of September 30, 1997 and December 31, 1996 is as follows (in thousands):

                                                             September 30, 1997       December 31, 1996
         Current assets                                        $       6,078             $        5,935
         Property and equipment, net                                  17,232                     12,435
           Total assets                                        $      23,310             $       18,370

         Current liabilities                                   $       4,043             $        5,492
         Long-term liabilities                                         1,803                      1,107
         Members' equity                                              17,464                     11,771
           Total liabilities and
              members' equity                                  $      23,310             $       18,370

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Summarized results of operations for the Bettendorf Joint Venture for the three and nine month periods ended September 30, 1997 and 1996 are as follows (in thousands):

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                   1997              1996             1997                1996
         Net revenues                        $    17,954       $    17,192        $    54,427        $    48,869
         Costs and expenses                       15,791            15,281             48,734             43,709
         Net income                          $     2,163       $     1,911        $     5,693        $     5,160

     The Company entered an agreement effective September 30, 1997 to sell its 35% minority interest in Bally's Saloon, Gambling Hall and Hotel in Tunica, Mississippi to Hilton Hotels Corporation, the majority owner and manager of the property. In March 1995, the Company had formed a joint venture with affiliates of Bally's to complete a casino/hotel project in northern Tunica County, Mississippi. Upon formation of the Bally's Joint Venture, ORD contributed its existing 240-room hotel in northern Tunica County, as well as other related assets and liabilities, with a total net cost of $16.1 million, to the joint venture. Bally's contributed a closed dockside casino (the "Dockside Casino") which was, at the time of such contribution, located at Mhoon Landing in southern Tunica County, and certain other assets to the joint venture. The
Dockside Casino relocated to the ORD hotel site. The Bally's Joint Venture was owned 58% by Bally's, 35% by ORD and 7% by D.J. Brata, a former 11% minority shareholder of ORD. Hotel operations under Bally's management commenced in April 1995 and casino operations commenced in December 1995.

     Pursuant to the Partnership Interest Redemption Agreement, on November 3, 1997, the Company received $15,250,000 cash for its investment after it received certain regulatory approvals. At September 30, 1997, an account receivable for the sales price had been established and the reductions in investment in unconsolidated affiliates and related assets had been made. The Company has 180 days after receiving the $15,250,000 cash to invest the money in a Related Business as defined in the indenture covering the 2001 Notes (as defined below). If the Company does not make an investment or does not invest the $15,250,000 cash in a Related Business within 180 days, under certain circumstances, the Company must make an offer to repurchase a portion of the 2001 Notes at a price of 101% of par for the amount of the proceeds that was not invested in a Related Business. The sale resulted in a loss of $1,912,000 which represents the difference between the sales price and the net investment in the Bally's Joint Venture and related assets. In 1995, the Company had provided a reserve of $350,000 relating to its investment in the Bally's Joint Venture. Also, the Company's net investment included, among other items, $1,100,000 representing the Company's recognition of its cumulative 35% share of the Bally's Joint Venture's net income for which no cash had been received to date.

     Summarized balance sheet information for the Bally's Joint Venture as of September 30, 1997 and December 31, 1996 is as follows (in thousands):

                                                              September 30, 1997          December 31, 1996
              Current assets                                     $    11,099                $     8,630
              Property and equipment, net                             49,226                     51,537
              Other assets                                               868                      1,041
                  Total assets                                   $    61,193                $    61,208

              Current liabilities                                $     6,567                $     7,279
              Long-term liabilities                                    5,238                      6,994
              Partners' capital                                       49,388                     46,935
                  Total liabilities and
                      partners' capital                          $    61,193                $    61,208

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Summarized results of operations for the Bally's Joint Venture for the three and nine month periods ended September 30, 1997 and 1996 are as follows (in thousands):

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                   1997              1996             1997                1996
         Net revenues                        $    17,095       $    15,639        $    48,836       $    54,875
         Costs and expenses                       15,133            16,067             45,129            52,340
              Net income (loss)              $     1,962       $      (428)       $     3,707       $     2,535

     Net loss of the Bally's Joint Venture for the nine month period ended September 30, 1996 includes pre-opening expenses of $3.3 million which were fully expensed prior to the beginning of the quarter ended September 30, 1996.

5.            Long-Term Debt

     At September 30, 1997 and December 31, 1996, long-term debt of the Company consisted of the following (in thousands):

                                                                                 September 30, 1997            December 31, 1996

              11 7/8% First Mortgage Notes; quarterly payments
                  of interest only; due March 2001; collateralized by
                  substantially all assets of the Company (the "2001
                  Notes")....................................................        $   173,500                   $  173,500

              Note payable to a corporation; monthly payments of
                  interest only at 10%; principal due July 2001,
                  collateralized by a deed of trust..........................              2,750                        2,750

              Note payable to a corporation; annual payments of
                  principal of $119 plus accrued interest at 8%; due
                  June 2003; collateralized by a land deed of trust..........                714                          833

              Notes payable to corporations; monthly payments of
                  principal and interest at rates up to prime plus 7%;
                  due through May 1998 secured by the equipment                            1,729                        3,589

              Mortgage note payable to a corporation; quarterly
                  payments of principal and interest at prime plus
                  1 1/2% based on a 20 year amortization; due
                  April 2006; collateralized by a deed of trust..............              2,813                        2,925

              Note payable to a corporation; quarterly payments of
                  principal and accrued interest at 9%; due
                  October 1998; collateralized by a deed of trust............                220                          385

              Other..........................................................                408                          484
                                                                                         182,134                      184,466
              Less: current portion.........................................              (2,438)                      (3,385)
                  Total long-term debt......................................           $ 179,696                    $ 181,081


                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     The Indenture dated February 17, 1994, as amended and supplemented, relating to the 2001 Notes (the "Indenture") provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness, (c) to make asset sales, (d) to engage in other lines of business, and (e) to maintain a minimum consolidated net worth, as defined. The Company believes it was in compliance with the Indenture as of September 30, 1997 and December 31, 1996.

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

7.            Litigation

              Shareholder Class Action Lawsuits

     In 1995, LLGC was named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of Sections 11, 12 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with LLGC's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. LLGC has retained outside counsel to respond to the complaint. On October 8, 1997, the Company was served with an order of the court dismissing all of the Plaintiff's Section 10(b) and eleven of the Plaintiff's sixteen Section 11, 12 and 15 allegations with prejudice for failing to adequately state a claim. The court also ordered the Plaintiffs to file an amended complaint regarding the five Section 11, 12 and 15 claims which were not dismissed with prejudice. The lawsuit is still in the preliminary stages and its outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

              Greek Lawsuits

     The Company and certain of its joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7,611,000 as of October 27, 1997 based upon published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the lawsuit. The cases are still in their preliminary stages and their outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     A Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgment against the Company in the amount of approximately 87.1 million drachma (which was approximately $316,000 as of October 27, 1997 based upon published exchange rates). The Company has appealed the Court's decision and has been informed by its Greek counsel that it has meritorious grounds to prosecute such appeal; accordingly, no reserve has been provided for this matter.

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

     LLGC on its own or through its operating subsidiaries, has entered into a series of leases and options to lease in various locations where it is operating or intends to develop and operate dockside casinos. The leases are primarily for a term of 40 years from the date of execution and are cancelable at the option of LLGC with a maximum period of notice of 60 days, with the exception of certain leases entered into by LLB and LLG which are cancelable upon six months notice on the fifth anniversary of the commencement date of such leases and upon six months notice on any fifth anniversary date thereafter. In addition, LLGC, on its own or through its operating subsidiaries, has entered into certain options to either lease or purchase additional property in other states. Most of the leases are contingent upon regulatory approval of the lease and all leases contain certain periodic rent adjustments.

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

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

       Central City Memorandum of Understanding

     During November 1996, GCI entered into a non-binding Memorandum of Understanding (the "Memorandum") with BWCC, Inc. which does business as Bullwhackers - Central City ("Bullwhackers"). The Memorandum provides for a combination of the respective companies' gaming establishments which currently operate on adjacent real property in Central City, Colorado and the use of, but not the title transfer or assumption of debt related to, the assets of GCI and Bullwhackers. Pursuant to the Memorandum, Bullwhackers shall provide resources and expertise to manage the joint operation subsequent to the completion of certain capital improvements to be made by GCI to combine the facilities and improve GCI's gaming equipment, which capital improvements shall in no event exceed $1.5 million. The Memorandum provides for distributions to be made at least quarterly in accordance with certain priorities which first recognize the capital improvements to be made by GCI. The Memorandum provides GCI an option to purchase the assets of Bullwhackers and gives Bullwhackers an option to purchase the assets of GCI upon advance written notice after the joint facility commences gaming operations. In addition, the Memorandum provides a put option for Bullwhackers to sell its assets to GCI under similar terms. The option price shall be determined based on carrying amounts or earnings multiples and shall be at discounted amounts if the sale is within a certain period and shall be in exchange for certain consideration, a portion of which may include LLGC common stock. The transactions contemplated by the Memorandum are subject to various contingencies including, inter alia, governmental approvals. The negotiation of definitive agreements reflecting the provisions of the Memorandum is continuing. No assurance can be provided that these contingencies will be satisfied or that a definitive agreement will be executed, or if executed, that all contingencies provided for therein will be satisfied.

     Construction Commitments

              Bettendorf Joint Venture

     The Bettendorf Joint Venture is currently constructing a $39.5 million expansion project pursuant to its master-plan. The project, which began construction June 23, 1997, is planned to include an approximately 250 room hotel, 47-slip marina, 500-car parking garage, a bypass over the nearby railroad to improve access and a fully enclosed walkway to the riverboat casino. The project financing is non-recourse to the Company and includes a $17.5 million bank first mortgage note, $5.0 million second mortgage from an affiliated company of BRDC, $7.5 million in tax increment financing from the City of Bettendorf to be repaid from property taxes and in exchange for deeding the overpass to the City of Bettendorf. The cost of the overpass is not expected to exceed such financing from the City of Bettendorf. The balance of the expansion project's cost is to be paid from the Bettendorf Joint Venture's cash on hand. The project is scheduled to be completed in the Fall of 1998.

              Lady Luck Kimmswick

     The Company has an  agreement  for the  construction  of a cruising  gaming vessel in the amount of $16.0 million and as of September 30, 1997, approximately $6.0 million has been paid under this contract and approximately $1.9 million is included in construction payables. It is anticipated that this vessel will be utilized by LLK. However, construction has been discontinued and is not anticipated to resume until such time as LLK is selected for investigation by the State of Missouri with regard to its gaming license application.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



      Development Stage Projects

     In addition to its Operating Casinos, the Company has dockside or riverboat casino projects in various stages of development in Kimmswick, Missouri and Vicksburg, Mississippi. The current status of each of these Development Stage Projects is described below.

              Kimmswick, Missouri

     On November 30, 1995, LLK entered into an Agreement of General Partnership with Davis Gaming Company II ("Davis") to form a joint venture (the "Kimmswick Joint Venture") to construct and operate a hotel and casino (the "Missouri
Project") on an approximately 45-acre parcel of land in Jefferson County, Missouri (the "Kimmswick Site"). Pursuant to the Kimmswick Agreement, either party could elect to dissolve the partnership if a gaming license had not been issued by the gaming authorities in the State of Missouri on or prior to May 31, 1997. As the State of Missouri did not issue on or before that date, LLK and Davis mutually agreed to dissolve the Kimmswick Joint Venture.

     LLK intends to continue to develop the project. The project, as planned, includes a land-based hotel and a casino onboard two separate vessels. The Missouri Project is estimated to cost an additional $93.1 million to complete development of the first two phases. LLK has the rights to the proposed Kimmswick Site and owns the assets which will be utilized for the Missouri Project. The Kimmswick Site is located in Kimmswick, Missouri, approximately 25 miles south of St. Louis. The proposed project has received the appropriate zoning approval from the Jefferson County Planning Commission, and has the necessary U.S. Army Corps of Engineers 404 permit. Through September 30, 1997, the Company had expended approximately $8.5 million on the project. Such investment consists of approximately $6.0 million for construction of the partially finished cruising vessel and approximately $2.5 million in other costs associated with the development of the project.

     Development of the Missouri Project is subject to approval by gaming authorities in the State of Missouri. The Company has filed an application seeking such approval. The State of Missouri investigates applicants at its discretion and there can be no assurance that the Company's application will be actively reviewed in future periods.

     The Company has provided no reserve for the assets designated for the Kimmswick Joint Venture. Management believes that the project is viable and that the assets as of September 30, 1997 are stated at estimated net realizable value. This assumption is based upon expected future economic, market and gaming regulatory conditions. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

              Vicksburg, Mississippi

     During the quarter ended September 30, 1997, the Company entered into agreements with Horseshoe Gaming, LLC to form a joint venture to complete and operate the Vicksburg Project as defined below. The planned casino project in Vicksburg, Mississippi is expected to be located on approximately 23.9 acres of land owned by the Company immediately south of the I-20 bridge along the Mississippi River, with access to Washington Street (the "Vicksburg Project"). The Vicksburg Project will be operated by a wholly owned subsidiary of Horseshoe Gaming, LLC. Under the terms of the joint venture agreement, the partners will contribute real property and other previously acquired assets with a combined value of approximately $42 million. Horseshoe will maintain an equity interest of 75%, with LLV holding the remaining 25%. The total cost of the project is initially estimated to be approximately $100 million including the contributed assets, and will include a riverboat casino, an approximate 200-room hotel, an 800-car parking garage, and additional amenities. The consummation of the transactions contemplated by the agreements are subject to the fulfillment of several conditions, including but not limited to, the partners' future agreement as to the scope and cost of the project, required regulatory approval, and completion of project financing. Thus, there can be no assurance that the Company will form the joint venture or, if formed, that the joint venture will be successful.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     A gaming license was granted to LLV on August 18, 1994 and has subsequently been renewed. As of September 30, 1997, approximately $14.6 million had been spent by the Company to develop the Vicksburg Project (including approximately $7.3 million for land). Reserves of $3.8 million were provided in 1994 to reduce the carrying value of the Vicksburg Project assets to estimated net realizable value. Management's calculation of net realizable value is based upon assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

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

     The Company has evaluated the recoverability of LLB's and GCI's long-lived assets as of September 30, 1997 pursuant to Financial Accounting Standards Board Statement No. 121. In performing its review for recoverability, the Company compared the estimated undiscounted future cash flows to the carrying value of LLB's and GCI's long-lived assets. The carrying value of LLB's and GCI's long-lived assets were $32.0 million and $9.1 million, respectively, at September 30, 1997. As the estimated undiscounted future cash flows exceeded the carrying value of long-lived assets, the Company was not permitted or required to recognize an impairment loss.

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

      Leverage

     The Company is highly leveraged. As of September 30, 1997, the Company's total long-term indebtedness was approximately $179.7 million and its stockholders' equity was approximately $6.5 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture, as supplemented, during the remainder of 1997, to the extent that a substantial portion of the Company's cash flow from operations is dedicated to the payment of principal and interest on its indebtedness, such cash flow would not be available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indeb tedness could limit its flexibility in planning for, or reacting to, changes in its industry.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.
Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals therefor; changes in regulations affecting the gaming industry; the ability of the Company to comply with the Indenture as supplemented by the Amendments and Waivers; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Companys reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward- looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Results of Operations

     Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

     The Company's gross revenues decreased significantly from $47.3 million in the three month period ended September 30, 1996 to $40.9 million during the three month period ended September 30, 1997, a decrease of $6.4 million or 14%. Decreases in casino revenues at each of the Company's wholly owned subsidiaries were responsible for $5.9 million of this decrease and food and beverage revenues at the Lady Luck Rhythm & Blues/Country Casino Complex and Lady Luck Natchez were responsible for $0.5 million of this decrease. The effect of these decreases and of certain reclassifications were offset partially by increases in the Company's equity in net income of unconsolidated affiliates.

     Access to the Lady Luck Rhythm & Blues/Country Casino Complex's two casinos, hotel and pavilion, which operate at the base of the Helena Bridge in Coahoma County, Mississippi, was severely restricted from July 16, 1997 through August 3, 1997. On July 16, 1997, a barge with a large boom attachment hit the Helena Bridge which crosses the Mississippi River and connects Arkansas and Mississippi. The resulting structural damage to the bridge caused the Arkansas Department of Transportation to close the bridge. The Lady Luck Rhythm & Blues/Country Casino Complex's operations are highly dependent upon patronage by residents of Arkansas. The Lady Luck Rhythm & Blues/Country Casino Complex's revenues and operating results during the bridge's closure were materially adversely affected by the bridge's closure. However, based on management's review of MLI's revenues and operating results after the bridge's reopening, management believes no permanent material adverse changes have resulted from the temporarily restricted access.

     Primarily due to this disruption, MLI's gross revenues decreased from $25.8 million in the three month period ended September 30, 1996 to $20.7 million during the three month period ended September 30, 1997, a decrease of $5.1 million or 20%. MLI's slot machine, table games and food and beverage revenues decreased $3.5 million, $0.9 million and $0.3 million, or 18%, 27% and 15%, respectively, during the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996. These declines were also due in part to increased competition from the nearby Tunica County, Mississippi gaming market.

     LLM's gross revenues decreased from $8.7 million in the three month period ended September 30, 1996 to $7.8 million during the three month period ended September 30, 1997, a decrease of $0.9 million or 10%. LLM's slot machine, table games and food and beverage revenues decreased $0.3 million, $0.4 million and $0.2 million, or 4%, 31% and 21%, respectively, during the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996. This decrease in slot machine revenues was due to a decline in the win percentage as the amount wagered by slot machine customers was constant. The decrease in LLM's table games revenues was due primarily to decreases in the total amount wagered on table games. Table games wagers decreased in part due to fewer rooms, food and beverage furnished to customers on a complimentary basis during the comparative periods. This decrease in complimentary food and beverage was a significant factor in the decline in gross food and beverage revenues.

     Casino revenues at LLB decreased from $7.3 million in the three month period ended September 30, 1996 to $6.9 million during the three month period ended September 30, 1997, a decrease of $0.4 million or 5%. This decrease was primarily due to a decrease in LLB's table games revenues which was the result of reductions in the total amount wagered by table games customers. The decline in table games wagers has been due in part to a growing disparity in the amenities which LLB is able to offer its table games customers in relation to its competitors, some of which are able to offer on-site hotel rooms and entertainment.

     GCI's slot machine revenues declined $0.4 million between the three month periods ended September 30, 1997 and 1996. This decrease was due to both a decrease in the total amount wagered on slot machines and a decrease in the related win percentage. During these comparative periods, GCI's total amount wagered on slot machines decreased 16% while the Central City market's total amount wagered on slot machines increased slightly. GCI's decreases were due in part to operational changes, an absence of capital improvements at the facility and increased competition from certain nearby casinos.

     During the three month period ended September 30, 1997, the Company's equity in net income of the Bally's Joint Venture was $0.7 million, a $0.9 million increase from the $0.2 million equity in net loss for the three month period ended September 30, 1996. The three month period ended September 30, 1996 had been significantly adversely affected by the opening of competing facilities which are located closer to its primary customers. An increase in slot machine revenues in total and in relation to slot department expenses was the primary cause of the improvements during the current year three month period compared to the three month period ended September 30, 1996.

     Casino operating expenses company-wide as a percentage of casino revenues increased from 40% in the three month period ended September 30, 1996 to 42% in the three month period ended September 30, 1997, primarily due to the severe access restrictions at the Lady Luck Rhythm & Blues/Country Casino Complex and the decreases in casino revenues from the Company's other wholly owned subsidiaries which caused fixed costs and certain variable costs to be spread over a lower revenue base.

     Food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues decreased from 92% for the three month period ended September 30, 1996 to 91% for the three month period ended September 30, 1997. This approximately constant percentage was due to increases in costs and expenses at LLM being offset by cost and expense decreases at LLB. MLI was able to keep food and beverage cost and expense percentages approximately constant despite the disruption to operations from the severe access restriction.

     Gross room revenues at MLI's 173-room hotel adjacent to Lady Luck Rhythm & Blues decreased 25% during the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996 primarily due to access restriction. Gross room revenues at MLI's 120-room Riverbluff in Helena, Arkansas increased 36% during the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996 in part due to rooms out of service and under renovation upon MLI's acquisition of the Riverbluff on July 3, 1996. Gross room revenues at LLM's River Bluff hotel decreased 19% due in part to fewer rooms furnished on a complimentary basis to customers during the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996.

     Selling, general and administrative expenses as a percentage of total gross revenues remained constant in the three month period ended September 30, 1996 compared to the three month period ended September 30, 1997. MLI's lease payments decreased because they are primarily based on a percentage of gaming, food and beverage revenues which declined as described above. In addition, marketing programs and other administrative expenses at MLI were reduced while access was restricted. LLM decreased marketing programs and other administrative expenses in response to revenue decreases at Lady Luck Natchez. These decreases were offset partially by increases at LLB.

     Operating income was $3.8 million and $6.2 million for the three month periods ended September 30, 1997 and 1996, respectively. In addition to the changes described above, this $2.4 million or 39% decrease was due to a $1.9 million loss on the sale of the Bally's Joint Venture to Hilton Hotels Corporation. The loss represents the difference between the sales price and the net investment in the Bally's Joint Venture and related assets as of September 30, 1997. The effects of the changes described above and the loss on sale were partially offset by the absence of a $1.1 million settlement of a claim which was recognized during the three month period ended September 30, 1996 and a reduction in current period related party management/license fees.

     The net loss applicable to common stockholders was $1.8 million or $0.06 per share in the three month period ended September 30, 1997 compared with net income applicable to common stockholders of $0.5 million or $0.02 per share for the three month period ended September 30, 1996. This $2.3 million or $0.08 per share decrease was primarily due to the $2.4 million decrease in operating income as described above offset partially by a decrease in interest expense due to capitalizing interest on preconstruction stage assets under development during the three month period ended September 30, 1997.


     Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

     An improvement in gross revenues of $2.1 million realized during the first six months of 1997 compared to the prior year was overshadowed by a $6.4 million or 14% decrease in gross revenues during the three month period ended September 30, 1997. This resulted in a $4.3 million or 3% decrease in gross revenues during the nine month period ended September 30, 1997 compared to the prior year period. The significant decline in gross revenues was primarily due to Lady Luck Rhythm & Blues/Country Casino Complex's revenues and operating results being materially adversely affected by a temporary closure by the Arkansas Department of Transportation of the Helena Bridge. The bridge provides access to MLI's Arkansas customers upon which it is highly dependent. Other causes of the decrease in gross revenues to $128.6 million during the nine month period ended September 30, 1997 from $133.0 during the prior year period include: (i) closure due to flooding on the Mississippi and adverse weather conditions of Lady Luck Natchez for approximately 18 days and lingering disruptive effects for a period after each reopening; (ii) consistent declines in table games revenues at each wholly owned subsidiary; (iii) the addition of two competitive casinos and a significant number of hotel rooms by MLI's competitors; (iv) a growing disparity in relation to its competitors in the amenities which LLB is able to offer its customers such as on-site hotel rooms; and (iv) operational changes and an absence of capital improvements at GCI in addition to increased competition from certain nearby casinos. The effects of these items were partially offset by: (i) increases in the Company's equity in net income of unconsolidated affiliates;
(ii) LLB's increase in slot machine revenues; (iii) LLM's purchase of the River Park on April 15, 1996; and (iv) MLI's acquisition of the 120-room Riverbluff in Helena, Arkansas on July 3, 1996.

     Although MLI's Country Casino opened May 21, 1996, during the nine month period ended September 30, 1997, gross revenues at the Lady Luck Rhythm & Blues/Country Casino Complex decreased to $70.2 million from $72.6 million during the nine month period ended September 30, 1996, a decrease of $2.4 million or 3%. The decrease was due primarily to access to the Lady Luck Rhythm & Blues/Country Casino Complex's two casinos, hotel and pavilion being severely restricted from July 16, 1997 through August 3, 1997. On July 16, 1997, a barge with a large boom attachment hit the Helena Bridge which crosses the Mississippi River and connects Arkansas and Mississippi. The resulting structural damage to the bridge caused the Arkansas Department of Transportation to close the bridge until August 4, 1997. As noted above, the bridge provides access to MLI's Arkansas customers upon which it is highly dependent.

     MLI's decline during the nine month period ended September 1997 compared to the prior year period may also have been due in part to the addition of two competitive casinos and a significant number of hotel rooms in nearby Tunica County, Mississippi during 1996. Nevertheless, during the six month period ended June 30, 1997 compared to the prior year period, MLI's gross revenues had increased $2.7 million or 6%. During these comparative six month periods, slot machine revenues increased $2.0 million, primarily between the three month periods ended March 31, 1997 and 1996, and food and beverage revenues increased $1.0 million primarily due to increased food and beverage furnished to customers as complimentaries. These and other increases were offset partially by a $1.0 million decrease in table games revenues between the six month periods ended June 30, 1997 and 1996. The decrease in table games revenues was due to decreases in the total amount wagered on table games and in the related win percentage. The increases in complimentaries were a necessary response to the additional competitor facilities added in 1996 as described above.

     Declines during the three month period ended September 30, 1997 compared to the prior year period; however, eclipsed the earlier gains due to the opening of Country Casino. MLI's gross revenues decreased from $25.8 million in the three month period ended September 30, 1996 to $20.7 million during the three month period ended September 30, 1997, a decrease of $5.1 million or 20%. MLI's slot machine, table games and food and beverage revenues decreased $3.5 million, $0.9 million and $0.3 million, or 18%, 27% and 15%, respectively, during the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996. However, based on management's review of MLI's revenues and operating results after the bridge's reopening, management believes no permanent material adverse changes have resulted from the temporarily restricted access.

     Slot machine, table games and food and beverage revenues decreased $0.9 million, $1.1 million and $0.4 million, or 5%, 29% and 15%, respectively, at Lady Luck Natchez during the nine month period ended September 30, 1997 compared to the prior year period. In addition to the adverse effects of flooding on the Mississippi and other adverse weather conditions, which closed its operations for approximately 18 days during the nine month period ended September 30, 1997 and had lingering disruptive effects for a period after each reopening, the decrease in slot machine revenues was due to a decline in the win percentage. The decrease in LLM's table games revenues, while also due in part to business interuption from weather conditions and a decline in the win percentage, was primarily due to continuing decreases in the total amount wagered on table games. Table games wagers decreased in part due to fewer rooms, food and beverage furnished to customers on a complimentary basis during the comparative periods. This decrease in complimentary food and beverage was a significant factor in the decline in gross food and beverage revenues.

     Lady Luck Biloxi's gross revenues increased $0.6 million during the nine month periods ended September 30, 1997 and 1996. This increase occurred primarily between the three month periods ended March 31, 1997 and 1996 during which time an 8% increase in the average number of slot machines and a 20% increase in the average daily net win per slot machine increased Lady Luck Biloxi's slot machine revenues by $1.2 million. Lady Luck Biloxi's increase in slot machine revenues was primarily a result of increased marketing expenditures and increased food and beverage furnished as complimentaries to customers. The increase in slot revenues was offset partially by decreases in table game revenues each quarter during the nine month period ended September 1997 compared to the respective prior year quarters. These declines in table games revenues were primarily due to decreases in total amounts wagered which has been caused in part due to a growing disparity in the amenities which LLB is able to offer its table games customers in relation to its competitors, some of which are able to offer on-site hotel rooms and entertainment.

     GCI's slot machine revenues declined $0.7 million between the nine month periods ended September 30, 1997 and 1996. This decrease was due to both a decrease in the total amount wagered on slot machines and a decrease in the related win percentage. During these comparative periods, GCI's total amount wagered on slot machines decreased 9% while the Central City market's total amount wagered on slot machines increased slightly. GCI's decreases were due in part to operational changes, an absence of capital improvements at the facility and increased competition from certain nearby casinos.

     The Company's equity in net income of the Bettendorf Joint Venture increased $0.3 million, or 12%, during the nine month period ended September 30, 1997 compared to the prior year period. This increase is primarily due to a 15% increase in slot machine revenues offset partially by increases in casino operating and selling, general and administrative expenses.

     Although the Company's equity in net income of the Bally's Joint Venture increased $0.9 million during the three month period ended September 30, 1997 compared to the prior year period, its equity in net income of the Bally's Joint Venture increased only $0.4 million, from $0.9 million to $1.3 million during the nine month periods ended September 30, 1996 and 1997, respectively. Thus, despite the increases in slot machine revenues in total and in relation to slot department expenses during the comparative quarters ended September 30, 1997 and 1996, the opening of additional competitor facilities during mid-1996, some of which are located closer to its primary customers, has necessitated increases in marketing expenditures from the prior year period. Furthermore, the Company's equity in net income for the nine month period ended September 30, 1996 reflects a $1.2 million deduction for the Company's share of pre-opening expenses while none were recognized during the current year period.

     Casino operating expenses company-wide as a percentage of casino revenues increased from 39% in the nine month period ended September 30, 1996 to 41% in the nine month period ended September 30, 1997, primarily due to the following:
(i) severe access restrictions at the Lady Luck Rhythm & Blues/Country Casino Complex and the decreases in casino revenues from the Company's other wholly owned subsidiaries which caused fixed costs and certain variable costs to be spread over a lower revenue base; (ii) a 1% increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues; and (iii) an increase in table games payroll expense at each property in relation to table games revenue, and (iv) increases in slot machine rentals and slot department special events and cash incentives for slot machine players in relation to slot revenues.

     Food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues increased from 90% for the nine month period ended September 30, 1996 to 93% for the nine month period ended September 30, 1997, due to increases in the cost of sales in relation to revenues primarily at Lady Luck Natchez. This increase in expenses was primarily due to marketing an improved "restaurant experience" to casino customers at Lady Luck Natchez and increased beverage costs during the current year period.

     Gross room revenues for the River Park and the Riverbluff increased 25% and 261%, respectively, and decreased 17% for the 173-room hotel adjacent to Lady Luck Rhythm & Blues during the nine month periods ended September 30, 1997 compared with the prior year period. However, these comparisons are not for equivalent periods and quarterly results described previously and above are more comparable because LLM purchased the River Park on April 15, 1996, MLI acquired the 120-room Riverbluff in Helena, Arkansas on July 3, 1996 and access to MLI's 173-room hotel adjacent to Lady Luck Rhythm & Blues was temporarily restricted during the current year period.

     Selling, general and administrative expenses as a percentage of total gross revenues remained a constant 31% during the nine month periods ended September 30, 1996 and 1997. A significant reduction in rent paid by the Rhythm &
Blues/Country Casino Complex was offset by increases in casino marketing expenditures at MLI, LLM and LLB and increases in facility expenses at MLI for utilities, insurance and property taxes. MLI's increase in facility expense was due to the addition of Country Casino. Rent paid by MLI decreased because percentage rents under the lease during the current year period were reduced due to the temporary access restriction. In addition, rent was greater during the five month period ended May 31, 1996 compared to the corresponding current year period. An additional fixed monthly rental expense of $150,000 was required to be paid prior to the opening of Country Casino on May 26, 1996 at which time the fixed rent was replaced with a percentage rent which was less than the fixed rent.

     Operating income was $17.8 million and $22.5 million for the nine month periods ended September 30, 1997 and 1996, respectively. In addition to the changes described above, this $4.7 million or 21% decrease was due to the following: (i) a $0.6 million increase in depreciation expense during the current year period primarily related to the acquisition of the River Park and Riverbluff hotels and the opening of Country Casino and the Pavilion during 1996; (ii) decreased hotel operating margins; (iii) a $1.9 million loss on the sale of the Bally's Joint Venture to Hilton Hotels Corporation during the current year period. The loss represents the difference between the sales price and the net investment in the Bally's Joint Venture and related assets as of September 30, 1997. The effects of these items were partially offset by the following: (i) the absence of a $1.1 million settlement of a claim which was recognized during the three month period ended September 30, 1996; (ii) a $0.7 million decrease in related party management fees from lower operating results during the current year period; and (iii) the absence of $0.2 million of pre-opening expense which was recognized during the second quarter of 1996 in conjunction with the opening of Country Casino and the Pavilion.

     The net income applicable to common stockholders was $0.1 million or $0.01 per share in the nine month period ended September 30, 1997 compared with net income applicable to common stockholders of $5.8 million or $0.20 per share for the nine month period ended September 30, 1996. This $5.7 million or $0.19 per share decrease was primarily due to the following: (i) the $4.7 million decrease in operating income as described above; (ii) a $0.2 million increase in preferred stock dividends caused by compounding return on dividends not paid in cash; (iii) a $0.4 million increase in interest expense primarily from the financing of slot machines for Country Casino and a portion of the purchase prices of the River Park and Riverbluff while capitalized interest decreased due to the interest capitalized by LLV in the current year period being surpassed in the prior year by interest capitalized for the construction of Country Casino and the Pavillion; and (iv) a $0.3 million decrease in interest income due to greater cash invested in the prior year period prior to the opening of Country Casino.

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

         Lady Luck Rhythm & Blues/County Casino Complex (a)

                                                                              % Increase                                 % Increase
                                                 Three months ended            (Decrease)       Nine months ended        (Decrease)
                                                     September 30,              1997 vs.          September 30,            1997 vs.
                                               1997                1996          1996         1997              1996        1996
         Gross revenues....................    $20.7              $25.8          (20)        $70.2             $72.5         (3)
         Net revenues......................     19.0               23.9          (21)         64.7              68.0         (5)
         Management/license fee............      0.6                0.8          (25)          2.2               2.3         (4)
         Operating income..................      3.6                5.8          (38)         15.1              18.5        (18)
         Operating margin..................      19%                24%           (5)pts       23%               27%         (4) pts

         Average daily net win per
             table game....................     $517               $708          (27)         $584              $905        (35)
         Average number of
             tables in operation...........       50                 50            -            51                40         28
         Average daily net win per
             slot machine..................     $125               $154          (19)         $142              $183        (22)
         Average number of slot
             machines in operation.........    1,326              1,323            -         1,347             1,076         25

     (a) Country Casino and the Pavilion opened May 21, 1996; therefore, a comparison of nine months ended September 30, 1997 to 1996 may not be meaningful.

Lady Luck Natchez

                                                                               % Increase                                 %Increase
                                                 Three months ended            (Decrease)        Nine months ended        (Decrease)
                                                     September 30,              1997 vs.           September 30,           1997 vs.
                                               1997                1996          1996         1997              1996        1996
         Gross revenues....................     $7.8               $8.7          (10)        $23.1             $25.2         (8)
         Net revenues......................      7.2                7.9           (9)         21.5              23.1         (7)
         Management/license fee............      0.2                0.3          (33)          0.7               0.8        (13)
         Operating income..................      1.0                1.0            -           2.1               4.2        (50)
         Operating margin..................      14%                13%            1pts        10%               18%         (8)pts

         Average daily net win per
             table game....................     $556               $810          (31)         $620              $786        (21)
         Average number of
             tables in operation...........       16                 16            -            16                17         (6)
         Average daily net win per
             slot machine..................      $98               $109          (10)         $106              $112         (5)
         Average number of slot
             machines in operation.........      627                593            6           612               577          6

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Lady Luck Bettendorf (a)

                                                                              % Increase                                  %Increase
                                                 Three months ended            (Decrease)        Nine months ended       (Decrease)
                                                     September 30,              1997 vs.           September 30,          1997 vs.
                                               1997                1996          1996         1997              1996        1996
         Gross revenues....................    $18.9              $18.2            4         $57.6             $51.3         12
         Net revenues......................     18.0               17.2            5          54.4              48.9         11
         Management/license fee............      0.4                0.4            -           1.2               1.3         (8)
         Operating income..................      2.1                2.0            5           5.7               5.4          6
         Operating margin..................      12%                12%            -           10%               11%         (1)pt

         Average daily net win per
             table game....................     $629               $603            4          $680              $736         (8)
         Average number of
             tables in operation...........       38                 40           (5)           38                35          9
         Average daily net win per
             slot machine..................     $176               $184           (4)         $185              $174          6
         Average number of slot
             machines in operation.........      922                831           11           889               820          8

     (a) Lady Luck Bettendorf is 50% owned by LLQC. The Company includes 50% of its net income as equity in net income of affiliates using the equity method of accounting.

Lady Luck Biloxi

                                                                              % Increase                                  %Increase
                                                 Three months ended            (Decrease)         Nine months ended       (Decrease)
                                                     September 30,                1997 vs.          September 30,          1997 vs.
                                               1997                1996          1996         1997              1996        1996
         Gross revenues....................     $8.3               $8.7           (5)        $24.1             $23.5          3
         Net revenues......................      7.4                7.9           (6)         21.8              21.5          1
         Management/license fee............      0.3                0.3            -           0.8               0.8          -
         Operating income (loss)...........     (0.4)               0.2         (300)         (1.7)             (0.6)      (183)
         Operating margin..................      (5)%                 3%          (8)pts       (8)%              (3)%        (5)pts

         Average daily net win per
             table game....................    $574              $638            (10)         $566              $606         (7)
         Average number of
             tables in operation...........      20                23            (13)           21                23         (9)
         Average daily net win per
             slot machine..................     $92              $100             (8)          $93               $92          1
         Average number of slot
             machines in operation.........     690               648              6           666               623          7


                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Lady Luck Central City

                                                                               % Increase                                  %Increase
                                                 Three months ended            (Decrease)         Nine months ended       (Decrease)
                                                     September 30,                1997 vs.          September 30,          1997 vs.
                                               1997                1996          1996         1997              1996        1996
         Gross revenues....................     $1.4               $1.9          (26)         $4.2              $5.1        (18)
         Net revenues......................      1.3                1.8          (28)          3.9               4.8        (19)
         Management/license fee............        -                0.1         (100)          0.1               0.2        (50)
         Operating income (loss)...........     (0.5)              (0.3)         (67)         (1.1)             (0.8)       (38)
         Operating margin..................     (38)%              (17)%         (21)pts      (28)%             (17)%       (11)pts

         Average daily net win per
             table game....................      $104              $131          (21)          $99              $143        (31)
         Average number of
             tables in operation...........         6                 6            -             6                 6          -
         Average daily net win per
             slot machine..................       $39               $56          (30)          $42               $52        (19)
         Average number of slot
             machines in operation.........       300               300            -           300               293          2

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     During the nine month period ended September 30, 1997, the Company generated $9.1 million in cash from operations. Cash flow from operations and cash on hand at the beginning of the period were the primary sources of cash during the nine month period ended September 30, 1997. The primary uses of cash and non-cash resources during the nine month period ended September 30, 1997, other than operating expenditures, include:

     A. $2.7 million cash for the purchase of property and equipment. Also included are costs of remodeling a portion of the River Park.

     B. $3.0 million cash for payment of debt and slot contracts.

     C. $0.6 million for the acquisition of slot machines and other assets by certain subsidiaries for the incurrence of indebtedness.

     GCI did not generate positive operating cash flow during the nine month period ended September 30, 1997. Due primarily to debt service requirements on an equipment note payable and a mortgage note, GCI required cash infusions of $0.7 million during the nine month period ended September 30, 1997 and for the remainder of 1997 is expected to require additional cash infusions to cover up to $0.5 million of scheduled repayments on an equipment note payable and anticipated operating cash shortfalls. The extent of cash infustions will depend in part upon the timing of the transaction contemplated by the Memorandum as described below becoming effective, if at all.

     Access to MLI's two casinos, hotel and pavilion operated at the base of the Helena Bridge in Coahoma County, Mississippi was severely restricted from July 16, 1997 through August 3, 1997. On July 16, 1997, a barge with a large boom attachment hit the Helena Bridge which crosses the Mississippi River and connects Arkansas and Mississippi. The resulting structural damage to the bridge's structure caused the Arkansas Department of Transportation to close the bridge. MLI's operations are highly dependent upon patronage by residents of Arkansas. MLI's operating results during the bridge's closure were materially adversely affected by the bridge's closure. However, based on management's review of MLI's revenues and operating results after the bridge's reopening, management believes no permanent material adverse changes have resulted from the temporarily restricted access.

     A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Rhythm & Blues and Country Casino gaming operations in Coahoma County, Mississippi. These casinos are highly dependent on patronage by residents of Arkansas. A change in general economic conditions, closure of the Helena Bridge or a change in the extent and nature of regulations enabling casino gaming in Arkansas could adversely affect these casinos' future operating results. In addition, casino and hotel capacity has been added to the nearby Tunica, Mississippi market, which competition the Company believes has adversely affected revenues and operating results at MLI, the extent, materiality and permanence of which are not presently known.

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

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     The Bettendorf Joint Venture is currently constructing a $39.5 million expansion project pursuant to its master-plan. The project, which began construction June 23, 1997, is planned to include an approximately 250 room hotel, 47-slip marina, 500-car parking garage, a bypass over the nearby railroad to improve access and a fully enclosed walkway to the riverboat casino. The project financing is non-recourse to the Company and includes a $17.5 million bank first mortgage note, $5.0 million second mortgage from an affiliated company of BRDC, $7.5 million in tax increment financing from the City of Bettendorf to be repaid from property taxes and in exchange for deeding the overpass to the City of Bettendorf. The cost of the overpass is not expected to exceed such financing from the City of Bettendorf. The balance of the expansion project's cost is to be paid from the Bettendorf Joint Venture's cash on hand. The project is scheduled to be completed in the Fall of 1998.

     During November 1996, GCI entered into a non-binding Memorandum of Understanding (the "Memorandum") with BWCC, Inc. which does business as Bullwhackers - Central City ("Bullwhackers"). The Memorandum provides for a combination of the respective companies' gaming establishments which currently operate on adjacent real property in Central City, Colorado and the use of, but not the title transfer or assumption of debt related to, the assets of GCI and Bullwhackers. Pursuant to the Memorandum, Bullwhackers shall provide resources and expertise to manage the joint operation subsequent to the completion of certain capital improvements to be made by GCI to combine the facilities and improve GCI's gaming equipment, which capital improvements shall in no event exceed $1.5 million. The Memorandum provides for distributions to be made at least quarterly in accordance with certain priorities which first recognize the capital improvements to be made by GCI. The Memorandum provides GCI an option to purchase the assets of Bullwhackers and gives Bullwhackers an option to purchase the assets of GCI upon advance written notice after the joint facility commences gaming operations. In addition, the Memorandum provides a put option for Bullwhackers to sell its assets to GCI under similar terms. The option price shall be determined based on carrying amounts or earnings multiples and shall be at discounted amounts if the sale is within a certain period and shall be in exchange for certain consideration, a portion of which may include LLGC common stock. The transactions contemplated by the Memorandum are subject to various contingencies including, inter alia, governmental approvals. The negotiation of definitive agreements reflecting the provisions of the Memorandum is continuing. No assurance can be provided that the contingencies will be satisfied or that a definitive agreement will be executed, or if executed, that all contingencies provided for therein will be satisfied.

     The Company entered an agreement effective September 30, 1997 to sell its 35% minority interest in Bally's Saloon, Gambling Hall and Hotel in Tunica, Mississippi to Hilton Hotels Corporation, the majority owner and manager of the property. Pursuant to the Partnership Interest Redemption Agreement, on Novemeber 3, 1997, the Company received $15,250,000 cash for its investment after it received certain regulatory approvals. At September 30, 1997, an account receivable for the sales price had been established and the reductions in investment in unconsolidated affiliates and related assets had been made. The Company has 180 days after receiving the $15,250,000 cash to invest the money in a Related Business as defined in the indenture covering the 2001 Notes. If the Company does not make an investment or does not invest the $15,250,000 cash in a Related Business within 180 days, under certain circumstances, the Company must make an offer to repurchase a portion of the 2001 Notes at a price of 101% of par for the amount of the proceeds that was not invested in a Related Business. The sale resulted in a loss of $1,912,000 which represents the difference between the sales price and the net investment in the Bally's Joint Venture and related assets. In 1995, the Company had provided a reserve of $350,000 relating to its investment in the Bally's Joint Venture. Also, the Company's net investment included, among other items, $1,100,000 representing the Company's recognition of its cumulative 35% share of the Bally's Joint Venture's net income for which no cash had been received to date.

     Various amounts of cash and non-cash resources may be used during the remainder of 1997 for capital improvements, expansions or acquisitions which cannot currently be estimated and may be contingent upon market conditions and other factors. If significant cash or other resources become available, the Company may make additional capital expenditures.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     If availabile, Lady Luck Rhythm & Blues could add up to 250 hotel rooms which would be located adjacent to Country Casino. Up to $6 million of the cost of such additional hotel rooms including site preparation and related construction is permitted by the indenture covering the 2001 Notes to be funded by secured non-recourse indebtedness; however, there can be no assurance that such financing would be available, or if available, will be on terms satisfactory to the Company.

     Lady Luck Natchez is required under its current lease to move its casino barge several hundred feet to another docking facility on land subject to the existing lease by February 1998. Management has commenced negotiations with the lessor to allow the casino to remain in its current location. Should such lease amendment not be available on terms satisfactory to the Company, the cost of relocating the barge is currently estimated not to exceed $2 million. In addition, the Company intends to remodel certain portions of the barge and may acquire a nearby restaurant leasehold. Such capital expenditures are currently estimated to be between $0.5 million and $1.0 million.

     Lady Luck Biloxi is exploring remodeling options to better position itself within the Mississippi Gulf Coast gaming market. Such remodeling of the barge and adjoining beach area are currently estimated not to exceed $1.0 million.

     Other capital acquisitions, improvements, or expansions which cannot currently be estimated and may be contingent upon market conditions and the amount of excess cash or non-cash resources available, if any. In any case, the amount of capital expenditures will be based upon cash available and market conditions at the time any commitment is made.

     The Company may also repurchase a portion of the 2001 Notes from time to time in early satisfaction of any required repurchase expected pursuant to the Indenture or otherwise, the amount of which and the timing of repurchase cannot currently be estimated and is dependent on adequate cash availability and market conditions.

     The Company has an  agreement  for the  construction  of a cruising  gaming vessel in the amount of $16.0 million and as of September 30, 1997, approximately $6.0 million has been paid under this contract and approximately $1.9 million is included in construction payables. It is anticipated that this vessel will be utilized by LLK. However, construction has been discontinued and is not anticipated to resume until such time as LLK is selected for investigation by the State of Missouri with regard to its gaming license application.

     No further significant expenditures for projects under development are anticipated to be made by the Company from existing cash or cash flow from operations. If the Company determines it needs additional funds, there can be no assurance that such funds, whether from equity or debt financing or other sources, will be available, or if available, will be on terms satisfactory to the Company.

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

     The Company has evaluated the recoverability of LLB's and GCI's long-lived assets as of September 30, 1997 pursuant to Financial Accounting Standards Board Statement No. 121. In performing its review for recoverability, the Company compared the estimated undiscounted future cash flows to the carrying value of LLB's and GCI's long-lived assets. The carrying value of LLB's and GCI's long-lived assets were $32.0 million and $9.1 million, respectively, at

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



September 30, 1997. As the estimated undiscounted future cash flows exceeded the carrying value of long-lived assets, the Company was not permitted or required to recognize an impairment loss.

     Although the Company's latest evaluation of recoverability has not resulted in the recognition of an impairment loss, given the additional casino and hotel capacity being added to the Biloxi, Mississippi market and the disappointing performance of GCI, management expects to update its assessment during 1997. These factors and other circumstances affecting management's estimates could, in the near future, affect the Company's estimate of undiscounted future cash flows to be generated by LLB and GCI. A change that results in recognition of an impairment loss would require the Company to reduce the carrying value of LLB and GCI to fair market value, which may be significantly below the current carrying value of the long-lived assets.

     The Company is involved in several lawsuits which if adversely decided could have a material adverse effect upon the Company's financial position and results of operations (see note 7 to the condensed consolidated financial statements included in Item 1, Part 1).

     The Company is highly leveraged. As of September 30, 1997, the Company's total long-term indebtedness was approximately $179.7 million and its stockholders' equity was approximately $6.5 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture during the remainder of 1997 as supplemented, to the extent that a substantial portion of the Company's cash flow from operations is dedicated to the payment of principal and interest on its indebtedness, such cash flow would not be available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

Impact of Inflation

     Absent changes in competitive and economic conditions or in specific prices affecting the industry, management does not expect that inflation will have a significant impact on the Company's operations. Changes in specific prices (such as fuel and transportation prices) relative to the general rate of inflation may have a material effect on the hotel-casino industry. There has been no material impact from inflation during the periods covered by the accompanying financial statements.


Seasonality and Weather

     A flood or other severe weather condition could cause the Company to lose the use of one or more dockside facilities for an extended period. The inability to use a dockside facility during any period could have a material adverse effect on the Company's financial results. In addition, a materially disproportionate amount of GCI's revenues is received during the summer months. GCI is accessible only via a narrow, winding mountain road and, accordingly, inclement weather may have an adverse effect on revenues. While seasonal revenue fluctuations may occur at the Company's existing and proposed casinos in Mississippi, Iowa and Missouri, such seasonal fluctuations are expected to be less significant than those experienced in Colorado.

PART II        OTHER INFORMATION


    Item 1.        LEGAL PROCEEDINGS

                    In 1995, LLGC was named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of Sections 11, 12 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with LLGC's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. LLGC has retained outside counsel to respond to the complaint. On October 8, 1997, the Company was served with an order of the court dismissing all of the Plaintiff's Section 10(b) and eleven of the Plaintiff's sixteen Section 11, 12 and 15 allegations with prejudice for failing to adequately state a claim. The court also ordered the Plaintiffs to file an amended complaint regarding the five Section 11, 12 and 15 claims which were not dismissed with prejudice. The lawsuit is still in the preliminary stages and its outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.


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

                  (c)      Not applicable.

                  (d)      Not applicable.


    Item 5.       OTHER INFORMATION - None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits.

           Exhibit
           Number   Description of Exhibits

            10.51 Partnership Interest Redemption Agreement dated September 30, 1997 between Bally's Olympia Limited Partnership, a Delaware limited partnership, and Old River Development, Inc., a Mississippi corporation.

               27   Financial Data Schedule


            (b)     Reports on Form 8-K.

                    Form 8-K dated August 26, 1997 relating to Item 5.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Lady Luck Gaming Corporation
    DATE: November 14, 1997               Registrant


                                         /s/James D. Bowen
                                         Its: Vice President Finance and
                                           Principal Accounting Officer and duly
                                           authorized officer



    DATE: November 14, 1997               /s/James D. Bowen
                                         James D. Bowen
                                           Vice President Finance and
                                           Principal Accounting Officer
                                           and duly authorized officer