Form 10-K
period 1997-12-31
LADY LUCK GAMING CORP
filed 1998-03-30
CIK 906527

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    _________

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                 206 North Third Street, Las Vegas, Nevada 89101
               (Address of principal executive offices)(Zip code)
                    Registrant's telephone number, including
                            area code: (702) 477-3000
                                   __________

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

         Common Stock of Lady Luck Gaming Corporation ($.001 par value)
                                (Title of class)
                                   __________

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

     The aggregate market value of the Common Stock, $.001 par value, held by non-affiliates of the registrant, Lady Luck Gaming Corporation, on March 10, 1998, based on the closing sale price as reported by NASDAQ National Market System, was approximately $10,900,148. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 10, 1998, 29,285,698 shares of the registrant, Lady Luck Gaming Corporation's, Common Stock, $.001 par value, were outstanding.

     The registrant, Lady Luck Gaming Corporation's, proxy statement for its 1998 Annual Meeting of Shareholders is incorporated by reference herein into
Part III of this Form 10-K.

                                     PART I

ITEM 1.           BUSINESS.

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Compan's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.
Generally,  the words  "anticipates,"  "believes,"  "estimates,"  "expects"  and similar expressions as they relate to the Company and its management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals therefor; changes in regulations affecting the gaming industry; the ability of the Company to comply with its Indenture covering the First Mortgage Notes due 2001 (the "2001 Notes"); future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.


General

     The operations of Lady Luck Gaming Corporation ("LLGC"), a Delaware corporation, and its subsidiaries (collectively the "Company") primarily include those of LLGC, Lady Luck Gaming Finance Corporation ("LLGFC"), a Delaware corporation; Lady Luck Mississippi, Inc. ("LLM"), Lady Luck Biloxi, Inc. ("LLB"), Lady Luck Gulfport, Inc. ("LLG"), Lady Luck Vicksburg, Inc. ("LLV") Magnolia Lady, Inc. ("MLI"), Old River Development, Inc. ("ORD") and Lady Luck Tunica (LLT), each a Mississippi corporation (collectively the "Mississippi Companies"); Lady Luck Central City, Inc., formerly Gold Coin Incorporated ("LLCC"), a Delaware corporation; Lady Luck Kimmswick, Inc. ("LLK"), a 93% owned Missouri corporation; Lady Luck Quad Cities, Inc. ("LLQC"), a Delaware corporation; and, L.L. Gaming Reservations, Inc. ("LLGR") a Nevada corporation. The Company also owns an interest in a joint venture with Bettendorf Riverfront Development Company ("BRDC") and previously owned an investment in a joint venture with Bally's Entertainment Corp. ("Bally's").

     The Company directly or indirectly owns and operates dockside, land-based and riverboat casinos and related projects in recently created gaming jurisdictions. As of December 31, 1997, the Company owns and operates one dockside casino and a hotel in Natchez, Mississippi ("Lady Luck Natchez" and the "River Park Hotel", respectively), one dockside casino in Biloxi, Mississippi ("Lady Luck Biloxi"); two dockside casinos, one hotel and an entertainment complex in Coahoma County, Mississippi ("Lady Luck Rhythm & Blues", "Country Casino", the "Rhythm & Blues Hotel" and the "Pavilion") and one hotel in nearby Helena, Arkansas (the "Riverbluff Hotel") (collectively the "Lady Luck Rhythm & Blues/Country Casino Complex"); and, through a 50% owned joint venture (the "Bettendorf Joint Venture"), a riverboat casino in Bettendorf, Iowa ("Lady Luck Bettendorf") (collectively the "Operating Properties"). Effective September 30, 1997, the Company sold its 35% equity investment in a dockside casino and a hotel in northern Tunica County, Mississippi ("Bally's Saloon & Gambling Hall") to Bally's; and, effective February 19, 1998, the Company sold substantially all of the assets related to its land-based, limited stakes casino in Central City, Colorado ("Lady Luck Central City") (collectively the "Casinos Sold").

     The Company also has dockside or riverboat casino projects in various stages of development in Kimmswick, Missouri (the "Missouri Project"), Vicksburg, Mississippi (the "Vicksburg Project") and has applied for a destination gaming license in Vancouver, British Columbia (the "Vancouver Project") (collectively the "Development Stage Projects"). As of December 31, 1997, the Company has net remaining capitalized investments of $2.9 million and $8.2 million, after any project development cost write-downs and reserves and other losses to date, respectively, in the Missouri Project and Vicksburg Project. The Company has not capitalized any costs with respect to the Vancouver Project.

     The Company is also in the pre-development stage of a casino project in Scott City, Missouri (the "Pre-development Stage Project"). As of December 31, 1997, the Company has invested $1.0 million of capital in the Pre-development Stage

Project (which was expensed each year as incurred) and does not anticipate investing additional material amounts of capital prior to licensing.

     The Company owns and leases a cruising vessel and certain gaming equipment to Lady Luck Bettendorf. The Company has reached an agreement to sell the gaming equipment to Lady Luck Bettendorf effective January 1, 1998. The Company operates a central reservations center in Phoenix, Arizona which books reservations for the Company's hotels.

     Previously, the Company had planned to construct and operate a casino in Gulfport, Mississippi (the "Gulfport Project"). However, due to increased competition in the Gulfport gaming market, in 1997 the Company suspended further development of the Gulfport Project. Prior to suspension of the Gulfport Project, certain leases were executed, all of which the Company intends to cancel at the earliest date permitted pursuant to the lease agreements.


Operating Casinos

     Lady Luck Rhythm & Blues, Country Casino and the Pavilion. MLI commenced dockside gaming operations of Lady Luck Rhythm & Blues on June 27, 1994 in Coahoma County, Mississippi, commenced operation of an adjacent 173- room hotel on August 16, 1994, commenced gaming operations of Country Casino and operation of the Pavilion on May 21, 1996 and acquired and took over operation of the 120-room Riverbluff Hotel in Helena, Arkansas on July 3, 1996. Coahoma County, Mississippi is located approximately 120 miles southeast of Little Rock, Arkansas and 60 miles southwest of Memphis, Tennessee, on the Mississippi side of the Helena Bridge, which crosses the Mississippi River and connects Arkansas and Mississippi. Lady Luck Rhythm & Blues has a Las Vegas-style Rhythm & Blues theme and is constructed on two adjacent barges. One barge has three restaurants, while the other barge, together with the Las Vegas-style Country themed Country Casino barge, has 58,000 square feet of gaming space. The gaming space includes, as of December 31, 1997, approximately 1,333 slot machines, 50 table games, six poker tables, a casino lounge and a full service restaurant under construction. The Pavilion consists of approximately 25,000 square feet of entertainment and event space, two movie theaters, an arcade and a logo shop. Based upon operating results, these combined operations are currently the most profitable of the Operating Casinos.

     During 1997, construction began on a full service restaurant to replace the existing food court in Country Casino because management believes the further development of Country Casino as a destination property will further enhance the combined operations of the Lady Luck Rhythm & Blues/Country Casino Complex. In order to meet peak demand, and enhance access to Country Casino, MLI intends to modify traffic patterns and add additional paved parking areas for 360 automobiles and 15 tractor-trailers in 1998. In addition, site-work began in late 1997 for a hotel next to the Country Casino; however, there can be no assurance that the Company will ultimately construct such hotel or obtain necessary financing on acceptable terms for such construction. MLI also intends to make various other improvements in 1998 such as remodeling portions of the casino and installing a new property-wide PBX system for more efficient communications and lower operating costs.

     Lady Luck Natchez. Lady Luck Natchez commenced operations on February 26, 1993. This dockside casino is located on the Mississippi River at the intersection of Highway 61, a north-south highway connecting Natchez, Mississippi and Memphis, Tennessee, and Highway 84, an east-west highway which runs parallel to and is between Interstates 10 and 20. Lady Luck Natchez consists of a three story dockside facility with approximately 14,300 square feet of gaming space and access to 500 dedicated parking spaces. The gaming space, as of December 31, 1997, features 624 slot machines, 16 table games and four poker tables. LLM purchased the River Park Hotel, a 147-room hotel in Natchez, on April 15, 1996.

     The Company has remodeled portions of the River Park Hotel, including the replacement of certain furniture and equipment. Lady Luck Natchez intends to complete various improvements and renovations during 1998 including: (i) the addition of a gourmet restaurant located in close proximity to the casino; (ii) remodeling of the casino and buffet; (iii) refurbishing of certain rooms at the River Park Hotel; and (iv) the addition of 260 parking spaces within walking distance of the casino.

     Lady Luck Bettendorf. Lady Luck Bettendorf commenced operations on April 21, 1995. Lady Luck Bettendorf is located on a leased parcel of land which is adjacent to Interstate 74 on the Mississippi River (the "Bettendorf Site"). The Bettendorf Site is approximately six miles from its primary competitor, the Presidents Landing Casino in Davenport, Iowa, which together with Lady Luck
Bettendorf comprised approximately 89% of the gaming market in that area in 1997. Lady

Luck Bettendorf consists of an approximately 30,000 square foot casino on a riverboat gaming vessel which is approximately 300 feet by 100 feet. Other related facilities include a restaurant, gift shop, a showroom/entertainment area for parties and special events. As of December 31, 1997, the casino has 941 slot machines, 37 table games and seven poker tables. The vessel has gaming operations on three floors. The first floor has a 19th century Iowa river theme, the second floor has a sports theme and the poker room is on the third floor. The vessel is certified for 2,500 passengers including crew.

     The Company is currently expanding Lady Luck Bettendorf at a cost of approximately $39.5 million. Construction of the initial phase of such expansion, which includes a 260-room hotel with a fully enclosed walkway to the riverboat casino, an indoor pool and fitness center and restaurant facilities, began June 23, 1997 and is scheduled to be completed in the Fall of 1998. In conjunction with this expansion, the City of Bettendorf, Iowa will provide $7.5 million of the funds necessary to complete various infrastructure improvements including a 500-space parking garage, a 30-50 slip marina and a traffic overpass to improve access. The project financing is non-recourse to the Company.

     BRDC is leasing certain real property to the Bettendorf Joint Venture. The Company owns and leases a cruising vessel and certain gaming equipment to Lady Luck Bettendorf for approximately $189,000 and $122,000, respectively, per month. These leases were determined based upon arms-length negotiations between the Company and BRDC. The equipment was sold to the Bettendorf Joint Venture effective January 1, 1998 for its fair market value of $712,000.

     All net profits and losses from all operations of Lady Luck Bettendorf are allocated equally between the Company and BRDC. The Company has also been granted the right to manage Lady Luck Bettendorf pursuant to a management agreement for a fee equal to 2% of gross revenues plus 7% of EBITDA (as defined therein) not to exceed 4% of annual casino gross revenue (as defined therein) generated by Lady Luck Bettendorf, less $37,500 per month. BRDC provides consulting services to the Company concerning licensing, staffing and management of the marine aspects of the gaming vessel and any land based development. All consulting fees paid to BRDC (which will be based upon Lady Luck Bettendorf's gross revenues and will not exceed $325,000 annually) will be paid by the Company out of its management fee. The Bettendorf Joint Venture is operated by a group of four managers. Each of BRDC and the Company have appointed two managers. Most management decisions, including capital calls and distributions, are determined by a majority of the managers.

     Lady Luck Biloxi. Lady Luck Biloxi commenced operations on December 13, 1993. Biloxi is a beach resort town on the Gulf of Mexico. The casino has had an Asian theme and is located adjacent to Highway 90, approximately 60 miles east of New Orleans, Louisiana. Lady Luck Biloxi consists of a two story dockside facility with approximately 21,000 square feet of gaming space. As of December 31, 1997, the gaming space includes 667 slot machines and 19 table games. Other amenities include a coffee shop/buffet, a lounge bar, a gourmet restaurant and a logo shop.

     The Company commenced a renovation of Lady Luck Biloxi in late 1997 which will include a change in its theme from Asian to a beach theme. In addition the Company is revising its master plan for the property, and seeking a joint venture partner to complete the project.

     The revised master plan for the Biloxi project envisions a redevelopment of the existing site, including a 300+ room hotel, restaurant, retail and entertainment mall, and 1,000 car parking garage, to be developed on the gulf side of Beach Boulevard. Gaming space would be increased on the existing barge. Total estimated costs are approximately $60.0 million. While the Company continues to explore various alternatives for the redevelopment of the Biloxi property, there can be no assurances that a satisfactory joint venture will be consummated or that the Company will obtain requisite financing.


Development Stage Projects

     In addition to its Operating Casinos, the Company has two dockside or riverboat casino projects and one land-based casino project in various stages of development. The current status of each of these Development Stage Projects is described below.

     The Missouri Project. The first two phases of the project, as planned, include a land-based hotel and casinos onboard two separate vessels (the
"Missouri Project"). The proposed site is located on an approximately 45-acre parcel of land in Jefferson County, Missouri, approximately 25 miles south of St. Louis (the "Kimmswick Site").

     In 1997, LLK and Davis Gaming Company II ("Davis") mutually agreed to dissolve an agreement of general partnership to form a joint venture to operate the Missouri Project because the State of Missouri had not issued the project a gaming license on or prior to May 31, 1997. The Missouri Gaming Commission investigates applicants at its discretion and there can be no assurance that the Company's application will be actively reviewed in future periods. LLK retained the rights to the Kimmswick Site and owns the Missouri Project's assets.

     As of December 31, 1997, the Company has expended approximately $8.5 million on the Missouri Project, consisting of approximately $6.0 million for construction of a partially completed cruising vessel and approximately $2.5 million in other related development costs. The net investment remaining is approximately $3.0 million after project development cost write-downs and reserves and other losses. The partially completed cruising vessel intended for the Missouri Project could be used without the cruising equipment if not required. However, due to this potential design change and the Company having halted construction activity, completion of the vessel pursuant to the original contract terms might not be possible. The Missouri Project is estimated to cost an additional $93.1 million to complete development of the first two phases. The proposed project has received the appropriate zoning approval from the Jefferson County Planning Commission and has received a U.S. Army Corps of Engineers 404 permit. However, an amendment to the permit might be necessary due to changes in the proposed project design subsequent to receiving the permit.

     During 1997, the Company continued its efforts towards obtaining a license for the Missouri Project and provided updated information to the Missouri Gaming Commission. However, there can be no assurance that the Company will be selected or obtain such approvals from the Missouri Gaming Commission. While the Company intends to continue seeking license approval by the Missouri Gaming Commission, the eventual development of the Missouri Project may also be subject to: (i) satisfactory resolution of a November 1997 Missouri Supreme Court ruling that several existing Missouri gaming facilities are illegal due to not being located upon the Mississippi or Missouri rivers (the Kimmswick Site is located upon the Mississippi River, but resolution of the decision could delay selection of additional applicants for licensing investigation; (ii) the selection of three new Missouri Gaming Commission members, which the Company believes may not be overly familiar with the Company's application; (iii) gaming revenues in the major metropolitan areas of Missouri have not increased commensurate with recent increases in capacity, causing fears of competitive saturation; and, (iv) regulatory factors, including loss limits which have generally caused gaming operations to underperform relative to facilities in neighboring jurisdictions without such restrictions.

     The Vicksburg Project. The development as planned will include a riverboat casino, an approximate 200-room hotel, an 800-car parking garage, and additional amenities (the "Vicksburg Project"). The Vicksburg Project is expected to be located on approximately 23.9 acres of land owned by the Company immediately south of the I-20 bridge along the Mississippi River, with access to Washington Street, in Vicksburg, Mississippi (the "Vicksburg Site").

     During 1997, the Company entered into an agreement (the "Horseshoe Joint Venture Agreement") with Horseshoe Gaming, LLC ("Horseshoe") to form a joint venture to complete and operate the Vicksburg Project. Under the terms of the joint venture agreement: (i) the Vicksburg Project will be operated by a wholly owned subsidiary of Horseshoe; (ii) Horseshoe will own an equity interest of 75%, with LLV holding the remaining 25%; and, (iii) the partners will contribute real property and other previously acquired assets with a combined agreed-upon value of approximately $42.0 million.

     A gaming license was granted to LLV on August 18, 1994 and has subsequently been renewed. As of December 31, 1997, the Company has invested approximately $14.4 million in the Vicksburg Project with a net investment remaining of approximately $8.2 million after project development cost write-downs and reserves for assets which may not be usable in the project as currently contemplated. Management's estimate of net realizable value is based upon assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg Site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property. The total cost of the project is initially estimated to be approximately $100.0 million including the agreed- upon value of contributed assets.

     The consummation of the transactions contemplated by the Horseshoe Joint Venture Agreement are subject to the fulfillment of several conditions (the "Conditions), including but not limited to, the partners' future agreement as to the scope and cost of the project, required regulatory approval, and completion of project financing. The Horseshoe Joint Venture Agreement may be terminated by LLV or Horseshoe as of April 1, 1998 (the "Termination Date") if the Conditions are not satisfied or waived as of the Termination Date or without cause. The Company does not believe that all of the Conditions will be satisfied prior to the Termination Date. While the Company does not currently intend to terminate the Horseshoe Joint Venture Agreement, there can be no assurance that LLV or Horseshoe will not terminate the Horseshoe Joint Venture Agreement. Furthermore, there can be no assurance that if consummated, that the joint venture will be successful.

     In addition, during the fourth quarter of 1996, the Mississippi Gaming Commission (the "Commission") found a proposed casino site on the Big Black River unsuitable. The Big Black River is located about 13 miles from Vicksburg, between Vicksburg and Jackson, the major population base from which Vicksburg casinos draw.

     An affected landowner on the Big Black River sued the Commission after it rejected the site, and in the fourth quarter of 1997, a circuit court found the site suitable. The Commission and City of Vicksburg have appealed the circuit court decision to the State Supreme Court.

     Casino developments on the Big Black River could significantly adversely affect operating casinos in Vicksburg, as well as the viability of the Vicksburg Project. While the Company believes that, based on previous rulings in favor of the Mississippi Gaming Commission, the Big Black River will not be found suitable for casino development, it will be some time before a ruling comes forth, and there can be no assurances that the circuit court ruling will be overturned.

     Lady Luck Vancouver. The Company had previously entered into a management agreement with the Coquitlam Band to develop and manage a gaming facility to be located on tribal land approximately eight miles from downtown Vancouver, British Columbia, Canada. This agreement has been mutually terminated.

     The Province of British Columbia (the "Province"), through its Lotteries Advisory Committee (the "LAC") subsequently sent to interested parties a Request for Proposal ("RFP") relating to a planned expansion of gaming in the Province. The gaming expansion is intended to include destination-style casinos, limited to 30 table games and 300 slots, with the slot machines being provided and owned by the Province. Bingo halls may also be included in the projects. The Provincial government will participate in the revenue and net income generated by gaming operations, with an initial licensing period of ten years. In addition, local host governments will participate in the net income generated by projects in their respective jurisdictions for providing requisite services.

     The Company responded to the RFP during the fourth quarter of 1997, with a proposed project to be developed on Tsawwassen First Nation Band Reserve lands (the "Vancouver Project"), located about 20 miles south of downtown Vancouver. The Vancouver Project, which is expected to cost approximately $25.0-30.0 million, includes a 55,000 square foot gaming and entertainment facility and an 11,000 square foot Aboriginal cultural center, all to be located on approximately 20 acres. The proposed gaming facility will also include an 800-seat bingo hall.

     The LAC has been reviewing the various responses to the RFP, and has informed the Company that its response has successfully been short-listed. The Company is negotiating a development agreement with the Tsawwassen First Nation as host community, and expects to have it completed during the second quarter of 1998. The Company believes that the LAC will make selections of successful proponents during the second quarter of 1998. After a proponent is selected, it then must negotiate the various operating agreements with the Provincial government and obtain financing for the project. While the Company believes that it may be selected for a gaming license, there can be no assurances that it will be selected, nor that agreements with the Tsawwassen First Nation and Province of British Columbia can be successfully negotiated or that financing can be obtained. As of December 31, 1997, the Company has invested approximately $500,000 of capital in these projects (which was expensed when incurred) and does not anticipate investing additional material amounts of capital prior to licensing.


Pre-development Stage Project

     The Scott City Project. The Company is in the pre-development stage of a casino project in Scott City, Missouri. Scott City is approximately 150 miles south of St. Louis, Missouri, along Interstate 55. The project is expected to consist of a gaming vessel, a 200-room hotel, an outlet mall, an athletic complex and an 18-hole golf course (the "Scott City Project").

     The Company has been endorsed by, and entered into a development contract with, the City of Scott City to be the exclusive casino operator for a three year period in Scott City. The Company has filed an application for a gaming license with respect to the Scott City Project. However, the Missouri Gaming Commission investigates applicants at its discretion and there can be no assurance that the Company will be selected for licensing.

     In addition, during 1997, the Company let options on property intended for the development of the Scott City Project expire. This was based on the uncertainty as to whether the site would be found suitable by the Missouri Gaming Commission. The Company has elected to pursue identification of another site that would be found suitable by the Missouri Gaming Commission, but has yet to identify and control a site. There can be no assurance that the Company will find a suitable site for the Scott City Project.

     As of December 31, 1997, the Company has invested approximately $1.0 million of capital in this project (which was expensed when incurred) and does not anticipate investing additional material amounts of capital prior to licensing. The Company estimates that the Scott City Project will cost approximately $65.0 million to complete.


Casino Operations Sold

     Lady Luck Central City. Effective February 19, 1998, LLCC sold substantially all of its real property and operating assets to the holder of its mortgage note in exchange for forgiveness of the note which, as of December 31, 1997, had a $2,750,000 balance. The sale resulted in a loss of $7,287,000, including reserves for certain remaining real property leases.

     The Bally's Joint Venture. The Company entered into an agreement effective September 30, 1997 to sell its 35% minority interest in Bally's Saloon, Gambling Hall and Hotel in Tunica, Mississippi to Hilton Hotels Corporation, the owner of the property. Pursuant to a Partnership Interest Redemption Agreement, on November 3, 1997, the Company received $15,250,000 cash. The sale resulted in a loss of $1,912,000 which represents the difference between the sales price and the Company's net investment in the Bally's Joint Venture and related assets at the time of sale.


Marketing

     The Company's marketing strategy is to target middle-market, value-oriented gaming customers and to employ systematic marketing programs to attract and retain customers. The Company uses general marketing approaches to attract first time customers to its casinos by advertising its slot player club program, popular entertainment and other promotions. Once customers enter the Company's casinos, the Company attempts to capture the name and playing level of every slot machine and table game player, regardless of their level of play. The Company uses this information to treat every player as a VIP by sending them follow up promotions based on their level of play. The Company believes that utilizing the Lady Luck name, combined with these personalized database driven marketing programs, will create a strong brand image synonymous with quality gaming facilities, service and food.

     Initially, the Company focuses on targeting the local and drive-in markets surrounding each of the Operating Casinos. To attempt to create a positive image and maintain awareness of the Operating Casinos, the Company utilizes direct mail, television, radio, billboard and newspaper advertising. To target local residents, the Company's promotions emphasize the appetizing food, friendly service, a high paying slot player club program, and the latest in gaming technology. The goal of the Company's marketing program is to capture the name, level of play and preferred games of every customer that either (i) plays slot machines or table games; (ii) responds to an advertisement or redeems a coupon book; or (iii) is recommended by another customer. The Company uses this information to treat every customer as a VIP, regardless of the customer's playing level. Utilizing a similar strategy, Gemini, as defined below, and the Company's Operating Casinos have built a database of over one million customers. Management believes the Company benefits from utilizing the names on this database to target potential customers. The Company uses this data, as well as the data collected at the Company's other casinos, to implement direct-mail marketing programs designed to increase the frequency of casino patron visits. The Company expects to continue to build a detailed database by utilizing customer tracking systems.

     As the markets surrounding the Company's Operating Casinos continue to mature, the Company has expanded its focus to encompass the surrounding tourist markets of each Operating Casino. The Company utilizes and continuously monitors the effectiveness of direct mail, television advertising, newspapers, billboards and tourist magazines placed in the surrounding areas to increase the Operating Casinos' visibility and to promote the image that these casinos are part of the history and romance of riverboats of the past. Management believes that the advent of casino gaming will increase the current length of a tourist's stay as well as increase the number of tourists into some areas. The Company also works with local organizations with the goal of promoting the areas to increase the number of tourists.


License Agreements

     Effective January 1, 1996, the Company entered into several agreements with certain entities controlled by Mr. Tompkins, Chairman of the Board and Chief Executive Officer of the Company replacing other agreements which were less favorable to the Company. Under a marketing agreement (the "License Agreement") with International Marco Polo Services, Inc., formerly known as Lady Luck Casino, Inc. ("IMPSI"), a corporation owned and controlled by Mr. Tompkins, the Company pays an annual licensing fee with respect to the Lady Luck name and the mailing list developed by Gemini, Inc. ("Gemini"), a subchapter S corporation wholly owned by Mr. Tompkins which does business as Lady Luck Casino/Hotel in Las Vegas, Nevada, to IMPSI. The licensing fee is equal to the greater of (a) 9% of the Company's EBITDA (calculated as EBITDA of the Company and all its subsidiaries and joint ventures (multiplied, in the case of the Bettendorf Joint Venture and the Missouri Project by the interest owned by the Company), excluding, among other things, all revenues and expenses arising from any casino or casino/hotel for which the Company is not the operator and which does not utilize the mailing list or Lady Luck name and excluding revenues from the lease of equipment owned by the Company to third parties or unconsolidated entities), and (b) $1,700,000 per year (as adjusted based on the U.S. Consumer Price Index Urban Annual Percent Change as published by the U.S. Department of Labor Bureau of Labor and Statistics from year to year (the "Consumer Price Index"). The Company has agreed to use the Lady Luck name on all existing and future casinos which it operates. The License Agreement provides that during any period of default in the payment of principal of or interest on the Company's 11 7/8% First Mortgage Notes due 2001 (the "2001 Notes"), the Company will not pay (but will accrue on its books) any licensing fee due to IMPSI. For the year ended December 31, 1997, the licensing fees payable to IMPSI by the Company were approximately $2,989,000.

     Pursuant to an office lease with Gemini, the Company pays Gemini the sum of $300,000 per year as adjusted based on the Consumer Price Index for corporate office facilities and certain services with respect to such corporate office facilities. In addition, the Company reimburses Gemini for the approximate retail value of rooms, food and beverages, and other items provided to the Company by Gemini. Net rent expense and items reimbursable to Gemini during the year ended December 31, 1997 were $408,000.

     Marco Polo International Marketing, Inc. ("MPIM"), a wholly owned corporation of Mr. Tompkins, provides marketing services to the Company pursuant to a services agreement between MPIM and the Company. Mr. Uboldi, the Company's President and Chief Operating Officer and director of the Company, is the president of MPIM. Net marketing services received by the Company from MPIM during the year ended December 31, 1997 for certain allocated payroll, overhead, direct advertising and marketing costs were $748,000.

     With respect to the Bettendorf Joint Venture, pursuant to an assignment and assumption agreement between IMPSI and the Company, IMPSI assigned to the Company its rights to receive a management fee for services performed for the Bettendorf Joint Venture and to assign its obligation to pay part of that fee to its joint venture partner.


Employees

     As of December 31, 1997, the Company had approximately 3,100 employees: approximately 1,100 employees at Lady Luck Rhythm & Blues, Country Casino and the Pavilion, approximately 470 employees at Lady Luck Natchez, approximately 820 employees at Lady Luck Bettendorf, approximately 590 employees at Lady Luck Biloxi, approximately 90 employees at Lady Luck Central City, and anticipates employing up to 300 to 800 employees at each of the other Development Stage Projects. The Company's employees are currently non-union. The Company has not experienced any work stoppages and believes its relations with its employees are good.

Competition

     The Company believes the gaming markets in which it currently operates or intends to develop projects are extremely competitive and expects them to become even more competitive. The Company competes in these gaming markets by attempting to develop locations within such markets which are more accessible to potential customers and through its sales and marketing efforts described above.

     There is a substantial risk that the supply of gaming facilities in Mississippi will exceed the demand for gaming, which could have a material adverse effect on the Company's operating results. As of December 31, 1997, there were a total of 30 licensed and operating dockside gaming facilities in Mississippi, consisting of nine in Tunica, nine in Biloxi (one opened in December 1997), two in Gulfport, four in Vicksburg, one in Hancock County, one in Coahoma County, one in Natchez and three in Greenville. One additional dockside casino is licensed and under construction in Biloxi. Increased competition including the opening of another competing casino in December 1997 in Biloxi, caused LLB's revenues to decline significantly and its operations to become unprofitable since that time. In addition, DeSoto County, the northwestern-most Mississippi County and nearest to Memphis, could, under existing state law, vote to authorize gaming activities. The voters of DeSoto County have voted against legalized gaming on three occasions, most recently in November, 1996. However, local referenda can be held during presidential election years, and no assurance can be given that gaming will not be approved in DeSoto County in future elections. Additionally, in Arkansas, a gaming referendum, which, if passed, would have legalized certain forms of gaming at certain locations, was defeated in November of 1996. If gaming were legalized in certain areas of Arkansas or, to a lesser extent, in DeSoto County, it could have a material adverse effect on the Company's Coahoma County facilities. Furthermore, the Choctaw Indian Tribe negotiated a compact with the State of Mississippi and has opened a land-based casino located within approximately 100 miles to the east of Jackson, Mississippi which has affected Lady Luck Natchez and, if developed, could affect the Vicksburg Project.

     Lady Luck Bettendorf faces competition from two other riverboats in the Quad Cities area, including riverboats in Davenport, Iowa and Rock Island, Illinois. However, Lady Luck Bettendorf has increased its share of the Quad Cities, Iowa market from approximately 44% during 1996 to 46% during 1997. In an effort to further solidify its position, the Company is currently expanding Lady Luck Bettendorf.

     One of the reasons that the Company sold the assets of LLCC was because the operations of Lady Luck Central City were negatively impacted during the last year from increased competition from certain nearby casinos.

     The Company expects that the Missouri Project, if opened, will face competition from dockside and riverboat gaming in Missouri, including St. Louis, as well as existing and future riverboat and dockside unlimited stakes gaming in Illinois.

     The Company also competes with gaming facilities nationwide and in Canada, including land-based casinos in Nevada, New Jersey, South Dakota and Ontario, riverboat or dockside gaming in Missouri as well as various gaming operations on Native American land in such states as New York, California, Connecticut, Iowa, Michigan, Minnesota, Arizona, Washington, Wisconsin, Louisiana and Mississippi. Other jurisdictions may legalize various forms of gaming that may compete with the Company in the future. Although the Company expects that the presence of gaming in a city will result in an increase in the number of people visiting such city, there can be no assurance that such an increase will occur. The failure of such cities to realize such an increase, or a subsequent decrease in the number of visitors to an area where the Company is engaged in gaming, could have a material adverse effect on the Company's operations.

     In any jurisdiction where the Company may commence operations, it will face competition for desirable sites or qualified personnel. The Company will also compete with other forms of wagering, including bingo and pull tab games, card clubs, pari-mutuel betting on horse racing and dog racing, state-sponsored lotteries, video lottery terminals and video poker terminals, as well as other forms of entertainment.

     Certain of the Company's competitors have more gaming industry experience, larger operations or significantly greater financial and other resources than the Company. Given these factors, it is possible that substantial competition could have a material adverse effect on the Company's future results of operations.

Seasonality and Weather

     Even if the Company is able to expand into other jurisdictions, it may remain dependent on a relatively small number of dockside facilities. A flood or other severe weather condition could cause the Company to lose the use of one or more dockside facilities for an extended period. Flooding on the Mississippi river and adverse weather conditions caused Lady Luck Natchez to close on two occasions in 1997 for a total of approximately 18 days which closings also caused lingering disruptive effects for a period after each reopening. Additionally, due to its location on the Gulf of Mexico, Lady Luck Biloxi is especially vulnerable to damage from hurricanes. The inability to use a dockside facility during any period could have a material adverse effect on the Company's financial results.

     Seasonal revenue fluctuations may occur at the casinos in Mississippi and Iowa.


Regulatory Matters

     LLGC, through its subsidiaries and affiliates, owns and operates gaming casinos in Mississippi and Iowa and intends to develop projects in Missouri and Vancouver, British Columbia. The entities owning such casinos and any entities owning casinos in the future are or will be required to obtain and maintain certain gaming licenses from the applicable state regulatory authorities and comply with certain regulations with respect thereto. Although the Company believes it is in material compliance with all applicable gaming regulations, non-compliance by the Company could have a material adverse effect on the Company' operations. Generally, regulatory authorities have broad discretion in granting, renewing and revoking gaming licenses. LLGC itself is required to be found suitable to own the entities directly or indirectly owning such casinos. In addition, the Company's directors and many of the employees of such casinos are required to obtain gaming licenses. Where it has not already done so, the Company intends to apply for such licenses and to have its employees, to the extent required, apply for such licenses. All directors and executive officers of the Company have received all necessary approvals with respect to the Operating Casinos and have received, applied for or will apply for all necessary approvals with respect to the Development Stage Projects and the Pre-development Stage Project. While the Company has received certain gaming licenses in the states of Mississippi, Colorado and Iowa, the Company has not received licenses in any other jurisdiction. There can be no assurances that each casino, officer, director, or the appropriate gaming employees will receive (where such has not yet been received) or maintain the necessary gaming licenses, or that the Company or its casinos will be able to operate successfully or profitably under the terms of any such licenses. The failure of the Company or any of its key personnel to obtain or retain a license in a particular jurisdiction could have a material adverse effect on the Company's ability to obtain or retain licenses in other jurisdictions.

     Any jurisdiction in which the Company may seek to conduct gaming operations in the future would likely require the Company to apply for and obtain regulatory approvals with respect to the construction, design and operational features of whatever gaming facilities it intends to utilize. There can be no assurance that the Company will obtain the necessary approvals on a timely basis or with acceptable conditions to allow the Company to open any of the Development Stage Projects or the Pre-development Stage Project. In addition, the State of Mississippi currently requires, and other jurisdictions may require, prior approval for all entities that are conducting gaming within their respective jurisdictions before conducting gaming in other jurisdictions. The obtaining of such licenses and approvals may be time consuming and expensive and cannot be assured. Any regulations adopted by the gaming commissions, the legislatures or any governmental authority having jurisdiction in Mississippi, Missouri, Iowa, or other jurisdictions in which the Company has or intends to have gaming operations may have a material adverse effect on the Company's results of operations or financial condition, including its ability to raise financing.

     Mississippi Gaming Regulations

     The ownership and operation of a gaming business in Mississippi is subject to extensive laws and regulations, including the Mississippi Gaming Control Act passed in June 1990 (the "Mississippi Act") and the regulations (the "Mississippi Regulations") promulgated thereunder by the Mississippi Gaming Commission and Mississippi Tax Commission which are empowered to oversee and enforce the Mississippi Act. Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size in navigable waters in counties bordering the Mississippi River or in waters of the State of Mississippi (so-called dockside gaming) which lie adjacent and to the south (principally in the Gulf of Mexico) of the Counties of Hancock, Harrison, and Jackson, and only in counties in Mississippi in which the registered voters have not voted to prohibit such activities. The voters in Jackson County, the southeastern-most county of Mississippi, and DeSoto County, south of Memphis, Tennessee, have voted to prohibit gaming in such counties. Gaming may also be legally conducted on Native-American lands in Mississippi as regulated in part by the Federal Indian Gaming Regulatory Act of 1988, which activity is not subject to the Mississippi Act. Presently, the Mississippi Band of Choctaws operates a land based casino at a location in East-Central Mississippi.

     The Mississippi Act requires that a person (including any corporation or other entity) must be licensed to conduct gaming activities in Mississippi. A license will be issued only for a specified location which has been approved as a gaming site by the Mississippi Gaming Commission prior to issuing a license. The Mississippi Act also requires that each officer or director of a gaming licensee, or other person who is actively and directly engaged in the administration or supervision of gaming, or who has any other significant involvement with the activities of any gaming subsidiary, or who exercises a material degree of control over the licensee, either directly or indirectly, must be found suitable by the Mississippi Gaming Commission. In addition, any employee of the licensee which is directly involved in gaming must obtain a work permit from the Mississippi Gaming Commission. The Mississippi Gaming Commission will not issue a license or make a finding of suitability unless they are satisfied, after an extensive investigation paid for by the applicant, that the persons associated with the gaming licensee or applicant for a license have proven that they are of good character, honesty and integrity, with no relevant or material criminal record. In addition, the Mississippi Gaming Commission will not issue a license unless they are satisfied that the licensee is adequately financed or has a reasonable plan to finance its proposed operations from acceptable sources, and that persons associated with the applicant have sufficient business probity, competence and experience to engage in the proposed gaming enterprise. The Mississippi Gaming Commission may refuse to issue a work permit to a gaming employee (i) if the employee has committed larceny, embezzlement or any crime of moral turpitude, or knowingly violated the Mississippi Act or Mississippi Regulations, or (ii) for any other reasonable cause.

     The Mississippi Gaming Commission has the power to deny, limit, condition, revoke and suspend any license, finding of suitability or registration, or fine any person, as they deem reasonable and in the public interest, subject to an opportunity for a hearing. The Mississippi Gaming Commission may fine any licensee or person who was found suitable up to $100,000 for each violation of the Mississippi Act or the Mississippi Regulations, which is the subject of an initial complaint, and up to $250,000 for each such violation which is the subject of any subsequent complaint. The Mississippi Act provides for judicial review of certain decisions of the Mississippi Gaming Commission by petition to a Mississippi Circuit Court, but the filing of such petition does not necessarily stay any such action taken by the Mississippi Gaming Commission pending a decision by the Circuit Court.

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which the gaming subsidiaries' respective operations are conducted. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon a percentage of the gross gaming revenues received by a casino operation, the number of slot machines operated by such casino, or the number of table games operated by such casino. Each gaming licensee must pay a license fee to the State of Mississippi based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings). In Coahoma and Harrison Counties, for instance, the local governments have imposed gross revenue fees of 3.2% as well as annual fees on slot machines. As of June 1, 1995, the City of Natchez was authorized to impose an equivalent tax on casino gross revenue. The license fee equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and up to $134,000 per month, and 8% of gaming receipts over $134,000 per month. The foregoing license fees are allowed as a credit against the Company's Mississippi state income tax liability for the year paid. The Company may also be subject to a local municipal or county tax equal to one-tenth of the license fee due to the State of Mississippi as set forth above. An additional license fee, based upon the number of table games conducted or planned to be conducted on the gaming premises, is payable to the State of Mississippi annually in advance. Based upon the Company's planned activities, this additional licensee fee will equal approximately $399,200 (aggregate for all the Dockside Casinos), plus $100 for each game in excess of 35 games at any one location. Municipal and county fees have been and may in the future also be assessed, and may vary from jurisdiction to jurisdiction. All taxes must be timely paid in order to retain the gaming license.

     The Company is also subject to certain audit and record keeping laws and regulations, primarily intended to ensure compliance with the Mississippi Act, including compliance with the provisions relating to the payment of license fees. The Mississippi Gaming Commission, through the power to regulate licenses, has the power to impose additional restrictions on the holders of the securities of the Company, at any time. The Company is required to provide the Mississippi Gaming Commission with notice of any changes in directors or officers. The Mississippi Gaming Commission requires that any CEO, president, CFO or secretary of the Company or its subsidiaries be found suitable. In addition, the Mississippi Gaming

Commission requires that any other director or officer of the Company who has a substantial involvement with gaming or a significant administrative supervisory role of the gaming operations be found suitable. These suitability findings may be made after such individuals take office as directors or officers. However, the Mississippi Gaming Commission may require that the Company sever relations with individuals if they are not found suitable. In addition, during the pendency of any suitability finding, the Mississippi Gaming Commission may require that such individuals not act as directors or officers. Messrs. Tompkins, Uboldi, Reid and Tombari have been found suitable by the Mississippi Gaming Commission.

     Because the Company is licensed to conduct gaming in Mississippi, neither the Company nor any affiliates may engage in gaming activities outside of Mississippi without the prior approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission has adopted regulations related to foreign gaming approval and the impact of any such regulations on the future operations of the Company cannot be determined at this time. The Mississippi Gaming Commission has confirmed that this requirement will not apply retroactively. However, the Mississippi Gaming Commission will need to approve the Company's future gaming operations outside of Mississippi. The Company's operations in Iowa have been approved by the Mississippi Gaming Commission.

     The Mississippi Regulations also require prior approval for a "plan of recapitalization" as defined by such regulations. In addition, the Company must submit detailed financial, operating and other reports to the Mississippi Gaming Commission. Substantially all loans, leases, securities and similar financing transactions entered into by the Company must be reported to or approved by the Mississippi Gaming Commission. The Company is required periodically to submit detailed financial and operating reports to the Mississippi Gaming Commission and to furnish any other information which the Mississippi Gaming Commission may require. The Mississippi Act requires annual audits by independent certified public accountants of the financial statements of casino licensees with gross revenue of $3 million or more.

     Any permanently moored vessel used for casino operations must meet the fire safety standard of the Mississippi Fire Prevention Code and the Life Safety Code and the Standards for the Construction and Fire Protection of Marine Terminals, Piers and Wharfs of the National Fire Protection Association. Additionally, any establishment to be constructed for dockside gaming must meet the Southern Standard Building Code or the local building code, if such a local building code has been implemented at the casino's site. All permanently moored vessels must comply with certain standards for stability, flooding and stability after damage. The regulations require approvals by the American Bureau of Shipping, which is under contract with the Mississippi Gaming Commission to perform such stability tests.

     Iowa Gaming Regulations

     In 1989, the State of Iowa legalized riverboat gaming on the Mississippi River and certain other waterways located in Iowa. The legislation authorized the granting of licenses to not-for-profit corporations which, in turn, are permitted to enter into operating agreements with qualified persons who also actually conduct riverboat gaming operations. Such operators must likewise be approved and licensed by the Iowa Racing and Gaming Commission (the "Iowa Gaming Commission").

     In 1994, Iowa amended the enabling legislation removing several previous restrictions including loss and wager limits and restrictions on the amount of space on a vessel that may be utilized for gaming. Current law permits gaming licensees to offer unlimited stakes gaming on games approved by the Iowa Gaming Commission on a 24-hour basis. Dockside casino gaming is authorized by the Iowa Gaming Commission although the licensed vessel is required to conduct at least one 2-hour excursion cruise each day for at least 100 days during the excursion season. The legal age for gaming is 21.

     On August 11, 1994, the Riverbend Regional Authority, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Bettendorf, Iowa (the "Authority"), entered into an agreement (the "Operator's Contract") with the Bettendorf Joint Venture authorizing the Bettendorf Joint Venture to operate riverboat gaming operations in Bettendorf. The initial term of the Operator's Contract is for three years. The Bettendorf Joint Venture has the right to renew the contract for succeeding three year periods as long as Scott County voters approve gaming in the jurisdiction. The Company's intent is to renew the Operator's Contract effective April 1998. The enabling legislation gives each county the opportunity to hold a referendum on whether to allow casino gaming within its boundaries. Such a referendum was passed on April 7, 1994 with 80% voting in favor of passage and casino gaming was thereby authorized in Bettendorf for a period of nine years from the issuance date of the license. Another referendum cannot be held until 2002 and if approved, subsequent referenda will occur at 8 year intervals. Under the Operator's

Contract, the Bettendorf Joint Venture pays the Authority $1 per passenger for the first 500,000 passengers in any year and $1.50 for each passenger in excess of 500,000. The per passenger admission charge is increased by 1/2 of the Consumer Price Index for each three year extension period of the Operator's Contract. The Bettendorf Joint Venture also pays the Authority an amount equal to 2% of the net gaming win in excess of $35,000,000 and less than $44,000,000 in any year.

     Further, pursuant to statute, the Bettendorf Joint Venture must pay a fee to the City equal to $.50 per passenger. On March 5, 1998, the Iowa Gaming
Commission authorized the renewal of the Bettendorf Joint Venture's gaming license. The license is for an additional term of one year commencing April 1, 1998, is not transferrable and will need to be renewed in March of 1999 and at the end of each renewal period thereafter.

     The ownership and operation of gaming facilities in Iowa are subject to extensive state laws, regulations of the Iowa Gaming Commission and various county and municipal ordinances (collectively, the "Iowa Gaming Laws"), concerning, among other things, the responsibility, financial stability and character of gaming operators and persons financially interested or involved in gaming operations. Iowa Gaming Laws seek to (i) prevent unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees (including the establishment of minimum procedures for internal fiscal affairs, the safeguarding of assets and revenues, the provision of reliable record keeping and the filing of periodic reports with the Iowa Gaming Commission); (iv) prevent cheating and fraudulent practices; and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have a material adverse effect on the Bettendorf Joint Venture's gaming operations.

     Gaming licenses granted to individuals must be renewed every year, and licensing authorities have broad discretion with regard to such renewals. Licenses are not transferable. The Bettendorf Joint Venture must submit detailed financial and operating reports to the Iowa Gaming Commission. Any contract in excess of $50,000 must be submitted to and approved by the Iowa Gaming Commission.

     Officers, directors, managers and certain key employees of the Bettendorf Joint Venture are required to be licensed by the Iowa Gaming Commission. Employees associated with gaming must obtain work permits which are subject to immediate suspension under certain circumstances. In addition, anyone having a material relationship or involvement with the Bettendorf Joint Venture may be required to be found suitable or to be licensed, in which case those persons would be required to pay the costs and fees of the Iowa Gaming Commission in connection with the investigation. An application for a license may be denied for any cause deemed reasonable by the Iowa Gaming Commission. In addition to its authority to deny an application for license, the Iowa Gaming Commission has jurisdiction to disapprove a change in position by such officers or key employees and the power to require the Bettendorf Joint Venture to suspend or dismiss officers, directors or other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the Iowa Gaming Commission finds unsuitable to act in such capacities.

     The Iowa Gaming Commission may revoke a gaming license if, among other conditions, the licensee: (i) has been suspended from operating a gaming operation in another jurisdiction by a board or commission of that jurisdiction;
(ii) has failed to demonstrate financial responsibility sufficient to meet adequately the requirements of the gaming enterprise; (iii) is not the true owner of the enterprise; (iv) has failed to disclose ownership of other persons in the enterprise; (v) is a corporation 10% of the stock of which is subject to a contract or option to purchase at any time during the period for which the license was issued, unless the contract or option was disclosed to the Iowa Gaming Commission and the Iowa Gaming Commission approved the sale or transfer during the period of the license; (vi) knowingly makes a false statement of a material fact to the Iowa Gaming Commission; (vii) fails to meet a monetary obligation in connection with an excursion gaming boat; (viii) pleads guilty to, or is convicted of a felony; (ix) loans to any person, money or other thing of value for the purpose of permitting that person to wager on any game of chance;
(x) is delinquent in the payment of property taxes or other taxes or fees or a payment of any other contractual obligation or debt due or owed to a city or county; or (xi) assigns, grants or turns over to another person the operation of a licensed excursion boat (this provision does not prohibit assignment of a management contract approved by the Iowa Gaming Commission) or permits another person to have a share of the money received for admission to the excursion boat.

     If it were determined that gaming laws were violated by a licensee, the gaming licenses held by such licensee could be limited, made conditional, suspended or revoked. In addition, the Bettendorf Joint Venture and the persons involved could be subject to substantial fines for each separate violation of the Iowa Gaming Laws at the discretion of the Iowa

Gaming Commission. Limitations, conditioning or suspension of any gaming license could (and revocation of any gaming license would) have a material adverse effect on the operations of the Bettendorf Joint Venture.

     The Iowa Gaming Commission may also require any individual who has a material relationship with the Bettendorf Joint Venture to be investigated and licensed or found suitable. Any person who acquires 5% or more of the Bettendorf Joint Venture's equity securities must be approved by the Iowa Gaming Commission prior to such acquisition. The applicant stockholder is required to pay all costs of such investigation.

     Gaming taxes approximating 20% of the adjusted gross receipts will be payable by the Bettendorf Joint Venture on its operations to the State of Iowa. In addition, there are costs which include a $50,000 initial application fee, yearly operations fees and all costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

     If required by any gaming authority or if the Company reasonably determines that ownership of any of the Company's securities, including the 2001 Notes, by any person or entity will either materially preclude, interfere with, threaten or delay the issuance of, or jeopardize the maintenance and existence of any gaming or liquor license, or result in the imposition of significantly burdensome terms or conditions on such license, the Indenture covering the 2001 Notes provides that the Company will have certain rights to redeem them or require their sale.

     Missouri Gaming Regulations

     Gaming was originally authorized in the state of Missouri on November 3, 1992, although no governmental action was taken to enforce or implement the original law. On April 29, 1993, Missouri enacted the Missouri Gaming Law, replacing the original law. Substantial amendments to the Missouri Gaming Law were passed effective May 20, 1994. The Missouri Gaming Law established the Missouri Gaming Commission, which is responsible for the licensing and regulation of riverboat gaming in Missouri.

     The ownership and operation of riverboat gaming facilities in Missouri are subject to extensive ongoing state and local regulation to which the Company and certain of its officers and employees will be subject, including licensure. The Company and certain of its officers and employees will be required to undergo extensive application procedures in order to obtain the requisite licenses and permits to operate. Such licenses are to be issued through application with the Missouri Gaming Commission, which will require, among other things,
(a) investigations into applicants' character, financial responsibility and experience qualifications and (b) that applicants furnish (i) an affirmative action plan for the hiring and training of minorities and women; and (ii) an economic development or impact report. The Company's license fees will be at least $50,000 for the application, with an annual fee of at least $25,000 thereafter. The Company's licenses will last for a term of two years except that the first license and subsequent renewal granted to each gaming operator are to be for terms of one year. There can be no assurance that the Company's application for a license to operate a riverboat in Missouri or such other requisite applications will be approved in a timely manner or at all. In addition, every individual participating in gaming operations in any capacity must obtain an occupational license. There are two levels of such licenses. The first is level one and includes the audit manager, casino manager, chief of security, controller, electronic data processing manager, slot department manager, surveillance manager, assistant manager, "key person" and any other person or entity the Missouri Gaming Commission directs to file a level one application. A "key person" includes, but is not limited to, an officer, director or holder of any direct or indirect legal or beneficial interest whose combined direct, indirect or attributed interest is 5% or more in a business entity or anyone so designated by the Missouri Gaming Commission. A level two license would include all other employees. The application fee for a level one license is $1,000 and for a level two license is $75. The licenses must be renewed annually and the renewal fee is $50 for either license. The Missouri Gaming Commission may revoke or suspend gaming licenses and impose other penalties for violation of the Missouri Gaming Law and the rules and regulations which may be promulgated thereunder. Penalties may include forfeiture of all gaming equipment used for improper gaming and fines of up to three times an operator's highest daily gross adjusted receipts during the preceding twelve months. Also, the Missouri Regulations provide that any transfer of a 5% or more direct or indirect ownership interest in a publicly traded gaming licensee can be disapproved by the Missouri Gaming Commission.

     The Missouri Gaming Law imposes operational requirements on riverboat operators, including a charge of $2 per gaming customer that licensees must pay to the Missouri Gaming Commission, a minimum payout requirement of 80% for gambling devices, a 20% tax on adjusted gross receipts, prohibitions against lending to gaming customers (except for the use of credit cards and cashing checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee's boat. Licensees must also submit audited quarterly financial reports to the Missouri Gaming Commission and pay the associated auditing fees. The Missouri Gaming Law provides for a loss limit of $500 per person per excursion. Although the Missouri Gaming Law currently provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose such space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Gaming Commission will ultimately determine the location, number and type of excursion boats in any city or county which has approved riverboat gambling, such city or county approval being a prerequisite to riverboat gambling in such city or county. Any city or county which has recommended riverboat gambling is to submit a plan outlining, inter alia, the number of boats to be licensed, the recommended licensee(s), and the community's economic development or impact and affirmative action plan. By regulation, the plan is to be submitted within 30 days after the filing of an application for a license in that city or county. With respect to the availability of dockside gaming, the Missouri Gaming Commission is empowered to determine on a city and county-specific basis where such gaming is appropriate and shall be permitted. All other boats must cruise unless authorized by the Missouri Gaming Commission for continuous dockside gaming. The Missouri Gaming Law also includes requirements as to the form of riverboats, which must resemble Missouri's or the local city's or county's riverboat history to the extent practicable and include certain non-gaming amenities. An excursion gambling boat is now defined as a boat, ferry or other floating facility. The Missouri Gaming Law also imposes annual licensing requirements on suppliers of gaming equipment or other suppliers to riverboat operators.

     There can be no assurance that gaming will continue to be permitted in Missouri. The Missouri Gaming Law could be repealed or modified by Missouri's legislative process or by its judiciary.

 Non-Gaming Regulations

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, such as the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, CERCLA, the Occupational Safety and Health Act, and similar state statutes.

     The Vicksburg Site has been used as a bulk petroleum storage facility since the early 1950's, and contained above ground storage tanks and barge and truck loading docks associated with that operation. Known releases of petroleum products from three of the seven tanks have occurred since 1986, along with other small releases at various locations on site. The Subsurface Assessment of the environmental condition of the site by an outside environmental consultant indicated that certain of the soils at the site were contaminated with petroleum hydrocarbons and associated volatile organic compounds, and that such contamination was present in significant concentrations in some locations on site.

     Remediation efforts at the Vicksburg Site are complete. Under the terms of the acquisition of the Vicksburg Site, the purchase price for the Vicksburg Site of $4.5 million was placed in an escrow account, with all costs incurred to remediate environmental conditions on site paid out of such escrow account (with any funds remaining after remediation going to the seller of the Vicksburg
Site). On February 21, 1996, the Mississippi Department of Environmental Quality determined that the environmental remediation conducted by the seller meets all federal and state standards, and has certified that no further action is required. The entire remediation cost was paid out of the escrow fund, and the Company did not incur any of these costs. However, no assurance can be provided that the Mississippi Department of Environmental Quality or the Federal Environmental Protection Agency will not alter target cleanup levels in the future, resulting in additional cleanup requirements. This would expose the Company to additional liability as the owner of the property, and could result in a material delay of the construction of new facilities on-site.

     Although the Company knows of no other pre-existing conditions at the intended sites for the Development Stage Projects that will result in any material environmental liability or delay, there can be no assurance that pre-existing conditions will not be discovered and result in material liability or delay to the Company.

     Other than those described, the Company has not made, and does not anticipate making, material expenditures with respect to such environmental protection, and health and safety laws and regulations. However, the compliance or cleanup costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations.

ITEM 2.       PROPERTIES.

     The Company has various property leases and options to lease property and owns barges upon which dockside casinos have been or are anticipated to be constructed. The Company (i) owns two parcels of property at the site where Lady Luck Biloxi is located and leases several other properties at such site; (ii) owns certain property including the Vicksburg Site; (iii) leases various land in Natchez and owns the property where the River Park Hotel is located; (iv) has entered into the Coahoma County lease and purchased the leasehold associated with the property where the Riverbluff Hotel is located; (v) has entered into various leases in Gulfport; (vi) has entered into an option to lease the Kimmswick Site. All rental payments under these leases, other than rental payments under the Coahoma County leases, are calculated on a fixed base rent adjusted in accordance with increases in the Consumer Price Index up to a maximum of 3% in any given year. Rental payments under the Coahoma County leases are 5.5% of the annual Gross Revenues (as defined in such leases). The Company owns nine barges, one of which is in Natchez, one of which is in Biloxi, three of which are intended for use in the construction of the Vicksburg Project and four of which are in Coahoma County. The Company also owns a cruising gaming vessel which is being leased to the Bettendorf Joint Venture and has approximately $6.0 million invested in a partially finished cruising vessel. The Company leases and has an obligation to acquire property in Central City, Colorado (subsequent to December 31, 1997 the Company acquired a portion of this leased property). Certain of the Company's properties are encumbered by mortgages and other security agreements for the benefit of holders of the 2001 Notes. Additionally, the Company has granted liens on certain of its owned and leased properties to the sellers or lessors of such properties, including a plot of land adjacent to Lady Luck Biloxi, the property where the River Park Hotel is located and purchased the leasehold interest where the Riverbluff Hotel is located. The Company leases its corporate offices in Las Vegas, Nevada. Refer to
Item 1. Business for additional information related to the Company's properties.


ITEM 3.           LEGAL PROCEEDINGS.

      Shareholder Class Action Lawsuits

     The Company has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Exchange Act of 1933 and the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint. On October 8, 1997, the Company was served with an order of the court dismissing all of the Plaintiff's Section 10(b) and eleven of the Plaintiff's sixteen Section 11, 12 and 15 allegations with prejudice for failing to adequately state a claim. The court also ordered the Plaintiffs to and the Plaintiffs have filed an amended complaint regarding the five Section 11, 12 and 15 claims which were not dismissed with prejudice. While the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

      Greek Lawsuits

     The Company and certain of its joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7.3 million as of March 6, 1998 based upon published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The cases are still in their preliminary stages and their outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

     A Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgment against the Company in the amount of approximately

87.1 million drachma (which was approximately $301,000 as of March 6, 1998 based upon published exchange rates) plus interest. The Company has appealed the Court's decision. During the fourth quarter of 1997, the Company's Greek counsel informed the Company that it is more likely than not that the appellate court will not overturn the Athens Court of First Instance's decision. A reserve has been provided during the fourth quarter of 1997; however, the Company intends to continue to defend itself in this matter.

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

     During November 1996, LLCC entered into a Memorandum of Understanding (the "Memorandum") with BWCC, Inc., which does business as Bullwhackers-Central City ("Bullwhackers"). The Memorandum provided for a combination of the respective companies' gaming establishments which currently operate on adjacent real property in Central City. As a result of the Memorandum, the parties negotiated and purportedly executed a definitive Operating Agreement and Lease Agreement in September 1997. During the fourth quarter of 1997, Bullwhackers refused to honor such definitive agreements and the Company has commenced suit against Bullwhackers accordingly.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of security-holders of LLGC during the fourth quarter of 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     LLGC's common stock (symbol "LUCK") trades on the Nasdaq National Market tier of the Nasdaq Stock Market and is quoted in the Wall Street Journal and other newspapers. The following table sets forth the high and low sale prices of the Common Stock for each quarter during the preceding two years, as reported by Nasdaq.

                                                      Nasdaq Daily Sales Price


                                                                                                  High                   Low
---------------------------------------------------------------------------------------  ---------------------  --------------------



1997

1st quarter                                                                                      2.125                  1.688
2nd quarter                                                                                      1.875                  1.500
3rd quarter                                                                                      2.125                  1.188
4th quarter                                                                                      1.625                  0.750


1996

1st quarter                                                                                      2.219                  1.625
2nd quarter                                                                                      4.625                  2.000
3rd quarter                                                                                      4.313                  2.438
4th quarter                                                                                      3.000                  1.750

     As of March 10, 1998, LLGC had approximately 555 holders of record of its common stock.

     LLGC did not pay any cash dividends on its common stock in 1996 or 1997 and has no intention of paying cash dividends on its common stock in the foreseeable future. In addition, the Indenture covering the 2001 Notes provides restrictions on the Company's ability to pay dividends on its common stock (See Note 5 to the Company's Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

Years ended December 31,                                             1997        1996         1995         1994       1993
---------------------------------------------------------------  ----------- ------------ ------------ ----------- -----------
Gross revenues                                                   $   170,474 $    174,234 $    158,411 $   125,134 $    81,124
Promotional allowances                                               (13,183)     (12,527)      (8,821)     (7,979)     (4,313)
Net revenues                                                         157,291      161,707      149,590     117,155      76,811
Casino expenses                                                       57,301       56,806       49,703      41,859      21,492
Food and beverage costs and expenses                                   6,644        6,928        8,582       7,215       2,982
Hotel expenses                                                         2,236        1,925        1,667         652           -
Other operating expenses                                                 258          282          310         574         194
Selling, general and administrative                                   52,939       53,786       49,539      51,926      21,722
Related party management/license fees                                  1,384        2,317        5,520       2,471       2,894
Depreciation and amortization                                         12,886       11,289        9,694       7,067       2,478
Reserve for loss on sale of assets                                     7,621            -            -           -           -
Pre-opening expense                                                        -          247            -       2,970       6,769
Litigation claims                                                        700        1,100            -           -           -
Project development cost write-downs and reserves                      7,784          404          509      15,635           -
Asset impairment write-down                                           20,698            -            -           -           -
Loss on sale of investment in unconsolidated affiliate                 1,912            -            -           -           -
Abandonment loss                                                           -            -            -       9,344           -
Operating income (loss)                                              (15,072)      26,623       24,066     (22,558)     18,280
Other (expense)                                                      (21,390)     (20,415)     (19,204)    (15,393)     (2,729)
Income (loss) before income tax and extraordinary items              (36,462)       6,208        4,862     (37,951)     15,551
Net income (loss)                                                    (36,511)       6,139        6,718     (35,665)      3,810
Net cash provided by (used in) operating activities                   10,114       13,492       17,083       8,590      22,935
--------------------------------------------------------------- ------------ ------------ ------------  ----------- ----------

At December 31,                                                      1997         1996        1995         1994         1993
---------------------------------------------------------------  ----------- ------------ ------------  ----------- ----------
Cash and cash equivalents                                        $    19,552  $    15,490  $    22,148  $    28,914 $   18,351
Restricted cash                                                       15,388            -        8,858        7,847          -
Current assets                                                        41,930       19,523       35,219       44,679     22,327
Property and equipment, net                                          128,375      173,119      155,664      170,345     91,116
Total assets                                                         185,306      223,718      217,281      226,963    122,975
Current liabilities                                                   22,258       19,892       23,702      216,954     42,200
Total liabilities                                                    199,072      200,973      200,675      221,137     85,369
Series A mandatory cumulative redeemable preferred stock              18,402       16,430       14,669       13,097     11,693
Stockholders' equity (deficit)                                       (32,168)       6,315        1,937       (7,271)    25,913
Working capital (deficit)                                             19,672         (369)      11,517     (172,275)   (19,873)
---------------------------------------------------------------  ----------- ------------ ------------  ----------- ----------


---------------------------------------------------------------  ----------- ------------  -----------  -----------  -----------
Years ended December 31,                                             1997         1996         1995         1994         1993
                                                                 ----------- ------------  -----------  -----------  -----------
Thousands, except per share amounts and employees

Selected Data
Basic and diluted net income (loss) per share
      Before extraordinary item                                  $    (1.25) $      0.21  $      0.15   $     (1.45)  $     0.43
      Extraordinary item                                                  -            -         0.08          0.04        (0.28)
      Applicable to common stockholders                               (1.31)        0.15         0.18         (1.47)        0.12
Pro Forma earnings per share (unaudited)                                  -            -            -             -         0.11
Shares used in computing net income per share                        29,285       29,285       28,952        25,300       24,664
Shares outstanding at year end                                       29,285       29,285       29,285        27,285       24,793
Cash dividends declared per common share                                  -            -            -             -            -
Common Stock - High                                              $     2.13  $      4.63  $      2.81   $     13.75   $    19.00
Common Stock - Low                                               $     0.75  $      1.63  $      1.50   $      2.25   $     7.25
Common Stock - Year end                                          $     1.00  $      1.88  $      1.63   $      2.59   $    10.75
Number of employees                                                   3,100        2,950        2,850         2,100        2,330
---------------------------------------------------------------  ----------- ------------ -----------  ------------  -----------

     Reference is made to Part I, Item 3 - Legal Proceedings, which contains information regarding uncertainties which may have a material adverse effect on the Company's future financial condition and results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.
Generally,  the words  "anticipates,"  "believes,"  "estimates,"  "expects"  and similar expressions as they relate to the Company and its management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals therefor; changes in regulations affecting the gaming industry; the ability of the Company to comply with the Company's Indenture covering the First Mortgage Notes due 2001 (the "2001 Notes"); future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

     The operations of Lady Luck Gaming Corporation ("LLGC"), a Delaware corporation, and its subsidiaries (collectively the "Company") primarily include those of LLGC, Lady Luck Gaming Finance Corporation ("LLGFC"), a Delaware corporation; Lady Luck Mississippi, Inc. ("LLM"), Lady Luck Biloxi, Inc. ("LLB"), Lady Luck Gulfport, Inc. ("LLG"), Lady Luck Vicksburg, Inc. ("LLV") Magnolia Lady, Inc. ("MLI"), Old River Development, Inc. ("ORD") and Lady Luck Tunica (LLT), each a Mississippi corporation (collectively the "Mississippi Companies"); Lady Luck Central City, Inc., formerly Gold Coin Incorporated ("LLCC"), a Delaware corporation; Lady Luck Kimmswick, Inc. ("LLK"), a 93% owned Missouri corporation; Lady Luck Quad Cities, Inc. ("LLQC"), a Delaware corporation; and, L.L. Gaming Reservations, Inc. ("LLGR") a Nevada corporation. The Company also owns an interest in a joint venture with Bettendorf Riverfront Development Company ("BRDC") and previously owned an investment in a joint venture with Bally's Entertainment Corp. ("Bally's").


Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     For the years ended December 31, 1997 and 1996, gross revenues decreased from $174.2 million to $170.5 million, a decrease of $3.7 million or 2%. The decrease was primarily due to the Lady Luck Rhythm & Blues/Country Casino Complex's revenues and operating results being materially adversely affected, during the third quarter of 1997, by a temporary closure by the Arkansas Department of Transportation of the Helena Bridge which provides the principle access from its primary customer market. Other causes of the decrease include:
(i) two closures of Lady Luck Natchez for a total of approximately 18 days due to flooding on the Mississippi river and adverse weather conditions which closings also caused lingering disruptive effects for a period after each reopening; (ii) declines in table games revenues at each wholly owned subsidiary due to decreases in the amounts wagered at each of these properties and decreases in the percentage of wagers won by Lady Luck Natchez and Lady Luck Biloxi; (iii) the addition of two competitive casinos and a significant number of hotel rooms by MLI's competitors; (iv) a deteriorating local economy in
Natchez, Mississippi and decreasing customer headcounts at LLM; (v) a growing disparity in relation to its competitors in the amenities which LLB is able to offer its customers such as on-site hotel rooms for table games players; and
(vi) operational changes and an absence of capital improvements at LLCC in addition to increased competition from certain nearby casinos. The effects of these items were partially offset by: (i) an increase in the Company's equity in net income of unconsolidated affiliates; (ii) a full year of operation of Country Casino adjacent to Lady Luck Rhythm & Blues in 1997 which had opened on May 21, 1996; (iii) an increase in LLB's slot machine revenues due to an increase in the amounts wagered; (iv) LLM's purchase of the River Park Hotel on April 15, 1996; and (v) MLI's acquisition of the 120-room Riverbluff Hotel in Helena, Arkansas on July 3, 1996.

     Access to the Lady Luck Rhythm & Blues/Country Casino Complex's two casinos, hotel and pavilion was severely restricted from July 16, 1997 through August 3, 1997. On July 16, 1997, a barge with a large boom attachment hit the Helena Bridge which crosses the Mississippi River and connects Arkansas and Mississippi. The resulting structural damage to the bridge caused the Arkansas Department of Transportation to close the bridge until August 4, 1997. The bridge provides access to MLI's Arkansas customers upon which it is highly dependent. Gross revenues of Lady Luck Rhythm & Blues/Country Casino Complex since the bridge's reopening indicate a successful recovery evidenced by a 6% increase in its gross revenues for the fourth quarter of 1997 compared to the fourth quarter of 1996. The adverse effects during the bridge's closure were partially offset by a full year of operation of Country Casino in 1997 which had opened May 21, 1996. The net effect of these changes and the addition of competitive facilities described more fully below resulted in gross revenues at the Lady Luck Rhythm & Blues/Country Casino Complex decreasing to $94.3 million during the year ended December 31, 1997 from $95.2 million during the year ended December 31, 1996, a decrease of $900,000 or 1%. MLI's largest area of decrease during these comparative years was table games. Primarily due to decreases in the amounts wagered on table games, gross table games revenues decreased $1.7 million for the year ended December 31, 1997 from the prior year. This decrease was offset partially by an increase in food and beverage revenues of $900,000 primarily due to increased food and beverage furnished to customers as complimentaries. These increases in complimentaries were a necessary response to the additional competitor facilities added in 1996 as described above.

     Slot machine, table games and food and beverage revenues decreased $1.0 million, $1.2 million and $500,000, or 4%, 26% and 16%, respectively, at Lady Luck Natchez during the year ended December 31, 1997 compared to the prior year. In addition to the adverse effects of flooding on the Mississippi river and other adverse weather conditions, which twice closed its operations for a total of approximately 18 days during the year ended December 31, 1997 and caused lingering disruptive effects for a period after each reopening, these decreases were due to a deteriorating local economy in Natchez, Mississippi. The decreases in gross casino revenues, while primarily due to decreases in the amounts wagered, were also due to declines in the win percentages from 1996 to 1997. The amounts wagered may have also decreased in part due to fewer rooms, food and beverage furnished to customers on a complimentary basis during the comparative periods. This decrease in complimentary food and beverage was a significant factor in the decline in gross food and beverage revenues.

     Lady Luck Bilox's gross revenues increased $400,000 during the year ended December 31, 1997 compared to 1996. This increase occurred primarily between the three month periods ended March 31, 1997 and March 31, 1996 during which time an 8% increase in the average number of slot machines and a 20% increase in the average daily net win per slot machine increased Lady Luck Biloxi's slot machine revenues by $1.2 million. This increase in slot machine revenues was primarily a result of increased marketing expenditures and increased food and beverage furnished as complimentaries to customers during that time. The increase in slot machine revenues was offset partially by decreases in table game revenues each quarter during the year ended December 31, 1997 compared to the respective prior year quarters. These declines in table games revenues were primarily due to decreases in total amounts wagered which has been caused in part due to a growing disparity in the amenities which LLB is able to offer its customers in relation to its competitors, some of which are able to offer on-site hotel rooms and entertainment. LLB experienced a significant decrease in gross revenues since the opening of additional competitive facilities in its market, principally the opening of Imperial Palace in December 1997, which competitive trend is expected to continue.

     LLCC's slot machine revenues declined $1.1 million between the years ended December 31, 1997 and 1996. This decrease was due to both a decrease in the total amount wagered on slot machines and a decrease in the related win percentage. During these comparative periods, LLCC's total amount wagered on slot machines decreased 17%. LLCC's decreases were due in part to operational changes, an absence of capital improvements at the facility and increased competition from certain nearby casinos. Subsequent to December 31, 1997 and effective February 19, 1998, LLCC sold its real property and substantially all operating assets to the holder of its mortgage note in exchange for forgiveness of the note which, as of December 31, 1997, had a $2,750,000 balance. The sale resulted in a loss of $7,287,000, recognized during 1997, including reserves for certain remaining real property leases.

     The Company's equity in net income of the Bettendorf Joint Venture increased $300,000, or 11%, during the year ended December 31, 1997 compared to the prior year. This increase is primarily due to a 13% increase in slot machine revenues. The Bettendorf Joint Venture's increase in slot machine revenues was due to an increase in both the average daily net win per slot machine and the average number of slot machines in operation as further described in the tables that follow below.

     The Company's equity in net income of the Bally's Joint Venture increased $600,000 during the nine month period ended September 30, 1997 (the effective date the Company's 35% partnership interest was sold to Bally's) compared to the year ended December 31, 1996. As the interest was sold during 1997, a comparison of results between years is not meaningful. Furthermore, the Company's equity in net income for the year ended December 31, 1996 reflects a $1.2 million deduction for the Company's share of pre-opening expenses while none were recognized during the nine month period ended September 30, 1997.

     Casino operating expenses company-wide as a percentage of casino revenues increased from 39% in the year ended December 31, 1996 to 41% in the year ended December 31, 1997, primarily due to the following: (i) severe access restrictions at the Lady Luck Rhythm & Blues/Country Casino Complex, the temporary closings of Lady Luck Natchez and the decreases in casino revenues from most gaming areas of the Company's other wholly owned subsidiaries which caused fixed costs and certain variable costs which could not immediately be eliminated to be spread over a lower revenue base; (ii) a 1% increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues; (iii) an increase in table games payroll expense at each property in relation to table games revenue, and (iv) increases in slot machine rentals, slot department special events and cash incentives for slot machine players in relation to slot revenues.

     Food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues increased from 90% for the year ended December 31, 1996 to 93% for the year ended December 31, 1997, due to an increase in labor costs at Lady Luck Natchez and increases in the cost of sales in relation to revenues at each property. These increases were offset partially by a decrease in labor costs in relation to revenues at the Rhythm & Blues/Country Casino Complex.

     Gross room revenues for the River Park Hotel and the Riverbluff Hotel increased 10% and 167%, respectively, and decreased 16% for the 173-room hotel adjacent to Lady Luck Rhythm & Blues during years ended December 31, 1997 compared with the prior year. However, these comparisons are not for equivalent periods because LLM purchased the River Park Hotel on April 15, 1996, MLI acquired the 120-room Riverbluff Hotel in Helena, Arkansas on July 3, 1996 and access to MLI's 173-room hotel adjacent to Lady Luck Rhythm & Blues was temporarily restricted during the current year period as described above.

     Selling, general and administrative expenses as a percentage of total gross revenues remained a constant 31% during the years ended December 31, 1996 and 1997. A significant reduction in rent paid by the Rhythm & Blues/Country Casino Complex was offset by increases in casino marketing expenditures at MLI, LLM and LLB primarily related to direct mail, other advertising or promotions and group sales, and increases in facility expenses at MLI for utilities, security, insurance and property taxes. MLI's increase in facility expense was primarily due to the addition of Country Casino. Rent paid by MLI decreased because percentage rents under the lease during the current year were reduced due to the temporary access restriction. In addition, rent was greater during the five month period ended May 31, 1996 compared to the corresponding current year period due to an additional fixed monthly rental expense of $150,000 which was required to be paid prior to the opening of Country Casino on May 26, 1996. Subsequent to May 31, 1996, the fixed rent was replaced with a percentage rent which has been less than the fixed rent.

     Operating (loss) income was ($15.1) million and $26.6 million for the years ended December 31, 1997 and 1996, respectively. In addition to the changes described above, this $41.7 million decrease in operating income was due to the following: (i) $7.6 million reserve in 1997 for the loss on the sale of assets as described below; (ii) project development cost write-downs and reserves in 1997 of $7.8 million as described below; (iii) a $20.7 million asset impairment write-down in 1997 as described below; (iv) a $1.9 million loss on the sale of investment in unconsolidated affiliate in 1997 as described below; (v) a $1.6 million increase in depreciation expense during the current year primarily related to the acquisition of the River Park Hotel and Riverbluff Hotel and the opening of Country Casino and the Pavilion each during 1996; and, (vi) decreased hotel operating margins. The effects of these items were partially offset by the following: (i) a $400,000 reduction in litigation claims; (ii) a $900,000 decrease in related party management fees from lower operating results during the current year; and (iii) the absence of $200,000 of pre-opening expense which was recognized during 1996 in conjunction with the opening of Country Casino and the Pavilion.

     Effective February 19, 1998, LLCC sold substantially all of its real property and operating assets to the holder of its mortgage note in exchange for forgiveness of the $2.8 million note and the assumption of certain liabilities.

During 1997, the Company recorded a reserve of $7.3 million to write-down the assets held for sale to fair market value less closing costs, to reserve for operating losses in 1998 prior to the effective sale date and to reserve for estimated future lease payments and write-downs on its parking lot leases which were not assumed by the purchaser of the assets sold.

     An agreement has been reached, pursuant to an existing gaming equipment lease, to sell to the Bettendorf Joint Venture the gaming equipment that the venture has been leasing from the Company since April 1995. The gaming equipment will be sold for its negotiated value of $712,000 as of December 31, 1997. The $358,000 reserve for loss on sale of assets represents the net book value in excess of negotiated value as of December 31, 1997. The sale is effective January 1, 1998.

     During 1997, the Company wrote down various project development costs totaling approximately $7.8 million due to changes in regulatory, political and competitive environments and other factors.

     The first write-down related to the Missouri Project. The State of Missouri investigates applicants at its discretion and there can be no assurance that the Company's application will be actively reviewed in future periods. In November 1997, the Missouri Supreme Court ruled that several existing Missouri gaming projects are illegal due to their locations not being upon the Mississippi or Missouri rivers. In addition, certain current operators in Missouri have been experiencing poor operating results. These uncertainties have resulted in the Company recording a $2.3 million project development write- down in 1997 related to the Missouri Project of the remaining balance of its pre-opening and other development costs and a $3.0 million write-down of construction in progress for a portion of the partially completed cruising vessel which, if not used for the Missouri Project, could be sold or possibly used in a future development project. These valuations are based on assumptions regarding expected future economic, market and gaming regulatory conditions. Changes in these assumptions could result in further changes in the estimated net realizable value of the partially completed cruising vessel.

     The second write-down was related to the Vicksburg Project. The consummation of the transactions contemplated by the agreements are subject to the fulfillment of several conditions (the "Conditions"), including but not limited to, the partners' future agreement as to the scope and cost of the project, required regulatory approval, and completion of project financing. The Horseshoe Joint Venture Agreement may be terminated by LLV or Horseshoe as of April 1, 1998 (the "Termination Date") if the Conditions are not satisfied or waived as of the Termination Date or without cause. The Company does not believe that all of the conditions will be satisfied prior to the Termination Date. While the Company does not currently intend to terminate the Horseshoe Joint Venture Agreement, there can be no assurance that LLV or Horseshoe will not terminate the Horseshoe Joint Venture Agreement. Furthermore, there can be no assurance that if consummated, that the joint venture will be successful. Additionally, a determination that certain assets may not be usable in the Vicksburg Project as currently contemplated resulted in a $2.3 million write-off of construction in progress. Management's estimate of net realizable value is based upon assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg Site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

     Additionally, the Company had previously planned to construct and operate a casino in Gulfport, Mississippi (the "Gulfport Project"). However, due to increased competition in the Gulfport gaming market, in 1997 the Company suspended further development of the Gulfport Project and is not currently engaged in negotiating either an agreement to sell or develop these leaseholds. The Company intends to cancel these leases at the earliest date allowable pursuant to the lease agreements. During 1997, the Company provided a project development reserve of approximately $162,000 to fully reserve remaining future minimum lease payments net of estimated sublease rentals for the remaining LLG leases. Reserves of approximately $350,000 and $600,000 had previously been provided during 1996 and 1995, respectively.

     Lastly, during 1997, the Company provided reserves of approximately $50,000 related to its investment in Lady Luck New Mexico ("LLNM") for a total reserve related to LLNM, including 1996 and 1995 reserves, of approximately $250,000. The Company received $200,000 cash during the year for its remaining investment balance.

     The Company evaluated the recoverability of LLB's long-lived assets in 1996 due to recurring operating losses. Based on the criteria established under Financial Accounting Standards Board Statement No. 121 ("SFAS 121"), the Company continued to evaluate LLB's long-lived assets for impairment. During the fourth quarter of December 31, 1997, pursuant to SFAS 121 the Company recorded an asset impairment write-down of $20.7 million. The Company considered the marginal historical operating results and the significant downturn in the operating results of LLB since the opening of additional competitive facilities in its market, principally the opening of Imperial Palace in December 1997, an indicator of impairment. In performing its review for recoverability, the Company compared the projected undiscounted future cash flows to the carrying value of LLB's long-lived assets. The net carrying value of LLB's long-lived assets before write-down were $31.5 million at December 31, 1997. As the net carrying value of long-lived assets exceeded the estimated undiscounted future cash flows, the Company was required to recognize an impairment loss and write-down long-lived assets to their fair market value of $10.8 million. Fair value became the new cost basis for the impaired assets and previously accumulated depreciation was eliminated. As active market quotations were not available, the Company measured fair value by discounting estimated cash flows. Considerable management judgment was necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

     The net (loss) applicable to common stockholders was ($38.5) million or ($1.31) per share for the year ended December 31, 1997 compared with net income applicable to common stockholders of $4.4 million or $0.15 per share for the year ended December 31, 1996. This $42.9 million or $1.46 per share decrease in net income applicable to common stockholders was primarily due to the following:
(i) the $41.7 million decrease in operating income as described above; a $500,000 decrease in other non-operating income; (iii) a $200,000 increase in preferred stock dividends caused by compounding return on dividends not paid in cash; (iv) a $200,000 increase in net interest expense due primarily to a decrease in interest capitalized in the current year; and (v) a $200,000 decrease in interest income due to greater cash invested in the prior year before the opening of Country Casino.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     The Company's gross revenues increased from $158.4 million in 1995 to $174.2 million during 1996, an increase of $15.8 million or 10%. The opening of Country Casino adjacent to Lady Luck Rhythm & Blues in Coahoma County, Mississippi, the acquisition of the 147-room River Park Hotel in Natchez,
Mississippi, the opening of the casino at the Company's joint venture with Bally's in Robinsonville, Mississippi, and the opening of Lady Luck Bettendorf, in Bettendorf, Iowa, improvements in its operations and income from leasing a gaming vessel and certain equipment to Lady Luck Bettendorf were primarily responsible for this increase in the Company's 1996 gross revenues, over the prior year.

     Lady Luck Rhythm & Blues generated $7.6 million of the Company's overall $15.8 million increase in gross revenues. A 43% increase in the average number of slot machines partially offset by a 25% decrease in the average daily net win per slot machine accounted for $5.3 million of Lady Luck Rhythm & Blues' increase in gross revenues. Country Casino, which opened May 21, 1996, increased the average number of slot machines in operation and decreased the average daily net win per slot machine significantly. In addition, increased competition from the casinos in Tunica, Mississippi, during the second half of 1996 had a significant adverse effect on average daily net win per slot machine. These changes, when analyzed quarterly, indicate, for the first quarter of 1996, an approximately consistent average daily net win per slot machine while the average number of slot machines in operation increased by 14%; and for the nine months ended December 31, 1996, a 52% increase in the average number of slot machines in operation partially offset by a 30% decrease in the average daily net win per slot machine. Increases in food and beverage, hotel and other revenues offset partially by a 5% decrease in table and card games revenues accounted for the balance of the increase in gross revenues at Lady Luck Rhythm & Blues.

     LLM's gross revenues increased $2.4 million in 1996 compared to 1995. LLM acquired and took over operation of the 147-room Best Western River Park Hotel in Natchez, Mississippi on April 15, 1996. During the period from April 15, 1996 through December 31, 1996, the hotel's gross room revenues were $1.3 million. The remainder of LLM's increase in gross revenues was primarily from increases in food and beverage operations at the casino in addition to the revenues from food and beverage sold at the hotel site.

     The Bally's Joint Venture, which was formed March 31, 1995, included only hotel operations until the December 18, 1995 opening of the casino. During 1996, the Company's equity in net income of unconsolidated affiliates from the Bally's Joint Venture was $700,000, after deducting the Company's share of pre-opening expenses of $1.1 million, a net increase of $1.6 million over the Company's $900,000 equity in net loss of unconsolidated affiliates in the nine months ended December 31, 1995.

     During 1996, the Company's equity in net income of unconsolidated affiliates from the Bettendorf Joint Venture was $3.1 million, an increase of $3.3 million over the Company's $200,000 equity in net loss of unconsolidated affiliates in 1995. The Company's $200,000 loss for 1995 reflects the deduction of the Company's share of pre-opening expenses of $1.2 million upon commencement of operations on April 21, 1995 and the completion of the outlet mall later that year. In addition, for the leasing of a gaming vessel and equipment to the Bettendorf Joint Venture, the Company recognized revenue of $3.8 million in 1996, a $1.3 million increase over the $2.5 million of revenue recognized during the period from commencement of operations through December 31, 1995.

     Casino operating expenses as a percentage of casino revenues increased from 36% in 1995 to 39% in 1996, primarily due to the following: (i) a 1.0% increase in cash incentives to slot machine players in relation to slot machine net revenues, (ii) a 1.3% increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues, (iii) an 8% decrease in table and card games net revenues and a 3% increase in related expenses exclusive of complimentaries, and (iv) an increase in the local gaming tax rate paid by LLM.

     Food and beverage gross revenues increased from $14.6 million in 1995 to $16.9 million in 1996, an increase of $2.3 million or 16%, including a 37% increase in complimentary food and beverage revenues. This increase was also due to higher customer counts and additional outlets at the Lady Luck Rhythm & Blues/Country Casino complex, improvements at Lady Luck Natchez and the addition of outlets at the River Park Hotel, and was offset partially by changes in outlets at Lady Luck Biloxi. Food and beverage costs and expenses, prior to reclassifying the cost of complimentaries, as a percentage of related revenues declined from 102% for 1995 to 91% for 1996, continuing a trend of lowering costs of sales and labor expenses as a percentage of food and beverage revenues which was partially offset by the costs associated with outlet changes at Lady Luck Biloxi.

     Hotel total gross room revenues and operating results between periods are not comparable because ORD's hotel operations, which commenced August 25, 1994, were contributed to the Bally's Joint Venture effective March 31, 1995. In addition, LLM purchased the River Park Hotel on April 15, 1996 and MLI acquired the 120-room Riverbluff Hotel in Helena, Arkansas on July 3, 1996.
Notwithstanding the lack of comparability of total gross room revenues, gross room revenues at MLI's 173-room hotel adjacent to Lady Luck Rhythm & Blues increased 7% in 1996 compared to 1995.

     Despite an increase in selling,  general and  administrative  expenses from
$49.5 million in 1995 to $53.8 million in 1996, they remained constant as a percentage of gross revenues for both 1995 and 1996 at 31%. The $4.3 million increase in expense is primarily due to the following: (i) an increase of $2.2 million for marketing expenses primarily related to the Country Casino and the Pavilion, (ii) $2.1 million for the BRDC Obligation and Management/License Fee Overhead Costs in connection with, and, effective January 1, 1996, the New Marketing Agreements,(iii) a $1.3 million increase in rent, utilities and other expenses related to the new Country Casino, Pavilion, River Park Hotel and Riverbluff Hotel operations, and (iv) $200,000 due to reserving the cost of demolishing certain pre-existing structures at the Vicksburg Site during 1996, offset partially by: (i) a $600,000 reduction in fees and costs, from $1.7 million in 1995 to $1.1 million in 1996, related to the solicitation of the amendments and waivers of continuing defaults under the Indenture relating to the 2001 Notes which was completed in March 1996, and (ii) a $600,000 reduction in development costs due to focusing development efforts.

     Related party management/license fees decreased from $5.5 million during 1995 to $2.3 million during 1996, a decrease of $3.2 million or 58%. This decrease was due to the Company entering into the New Marketing Agreements in replacement of the Old Management Agreements as described above offset partially by certain abatements totaling $700,000 deducted in 1996 from the management/license fees the Company received from the Bettendorf Joint Venture. In addition, under the New Marketing Agreements, the BRDC Obligation and Management/License Fee Overhead Costs totaling $2.1 million are included in selling, general and administrative expense for 1996, while, in 1995, the cost of these items was the responsibility of related parties, wholly-owned by Mr. Tompkins, pursuant to the Old Management Agreements.

     Operating income was $26.6 million and $24.1 million for 1996 and 1995, respectively. This increase is due to the following: (i) a $5.0 million increase in equity in net income of unconsolidated affiliates, (ii) reduced related party management/license fees, (iii) increased food and beverage revenues and operating margins, (iv) consistent selling, general and administrative expenses as a percentage of gross revenues on an expanded revenue base, and (iv) the acquisition of two additional hotel operations, offset partially by: (i) increased casino operating expenses as a percentage of casino revenues, and (ii) a $1.1 million settlement of a claim.

     Interest expense, net of capitalized interest, increased from $20.1 million in 1995 to $22.2 in 1996, an increase of $2.1 million or 10%. This increase is primarily attributable to a 1 3/8% increase in the interest rate on the 2001 Notes offset partially by a $6.5 million higher balance outstanding of the 2001 Notes for a portion of 1995.

     The net income applicable to common stockholders was $5.1 million or $0.18 per share in 1995 compared with net income applicable to common stockholders of $4.4 million or $0.15 per share for 1996. This decrease was primarily due to increases in interest expense and preferred stock dividends offset partially by increased operating income as described above. In addition, net income applicable to common stockholders for 1995 also included an extraordinary gain of $2.3 million or $0.08 per share resulting from an exchange of common stock for indebtedness.


     Certain Risks and Uncertainties

     LLGC, through its subsidiaries and affiliates, owns and operates gaming casinos in Mississippi and Iowa and intends to develop projects in Missouri and Vancouver, British Columbia. The entities owning such casinos and any entities owning casinos in the future are or will be required to obtain and maintain certain gaming licenses from the applicable state regulatory authorities and comply with certain regulations with respect thereto. Although the Company believes it is in material compliance with all applicable gaming regulations, non-compliance by the Company could have a material adverse effect on the Company's operations. Generally, regulatory authorities have broad discretion in granting, renewing and revoking gaming licenses. LLGC itself is required to be found suitable to own the entities directly or indirectly owning such casinos. In addition, the Company's directors and many of the employees of such casinos are required to obtain gaming licenses. Where it has not already done so, the Company intends to apply for such licenses and to have its employees, to the extent required, apply for such licenses. All directors and executive officers of the Company have received all necessary approvals with respect to the Operating Casinos and have received, applied for or will apply for all necessary approvals with respect to the Development Stage Projects and the Pre-development Stage Project. While the Company has received certain gaming licenses in the states of Mississippi, Colorado and Iowa, the Company has not received licenses in any other jurisdiction. There can be no assurances that each casino, officer, director, or the appropriate gaming employees will receive (where such has not yet been received) or maintain the necessary gaming licenses, or that the Company or its casinos will be able to operate successfully or profitably under the terms of any such licenses. The failure of the Company or any of its key personnel to obtain or retain a license in a particular jurisdiction could have a material adverse effect on the Company's ability to obtain or retain licenses in other jurisdictions.

     There is a substantial risk that the supply of gaming facilities in Mississippi will exceed the demand for gaming, which could have a material adverse effect on the Company's operating results. As a result of increased competition (including the opening of another competing casino in December 1997 in Biloxi), Lady Luck Biloxi became unprofitable on an operating basis causing revenues to decline significantly since that time. In addition, DeSoto County, the northwestern-most Mississippi County and nearest to Memphis, could, under existing state law, vote to authorize gaming activities which would increase competition. The voters of DeSoto County have voted against legalized gaming on three occasions, most recently in November, 1996. However, local referenda can be held during presidential election years, and no assurance can be given that gaming will not be approved in DeSoto County in future elections. Additionally, in Arkansas, a gaming referendum, which, if passed, would have legalized certain forms of gaming at certain locations, was defeated in November of 1996. If gaming were legalized in certain areas of Arkansas or, to a lesser extent, in DeSoto County, it could have a material adverse effect on the Company's Coahoma County facilities which generate a significant portion of the Company's consolidated revenues and operating income. Furthermore, the Choctaw Indian Tribe negotiated a compact with the State of Mississippi and has opened a land-based casino located within approximately 100 miles to the east of Jackson, Mississippi which has affected Lady Luck Natchez and, if developed, could affect the Vicksburg Project. The Company also competes with gaming facilities nationwide. It is also possible that substantial local and nationwide competition could cause the supply of gaming facilities to exceed the demand for gaming. Additionally, certain of the Company's competitors have more gaming industry experience, larger operations or significantly greater financial and other resources than the Company. Given these factors it is possible that substantial competition could have a material adverse effect on the Company's future results of operations.

     The Lady Luck Rhythm & Blues/Country Casino Complex's revenues and operating results in 1997 were materially adversely affected by a temporary closure by the Arkansas Department of Transportation of the Helena Bridge. These casinos are highly dependent on patronage by residents of Arkansas. A change in general economic conditions, future closure of the Helena Bridge, or the extent and nature of regulations enabling casino gaming in Arkansas could adversely effect these casinos' future operating results.

     The Company's computers may not be year 2000 compliant. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, which may result in systems failures and disruptions to operations at January 1, 2000. The Company has not yet made an assessment of the systems which will be affected, but is developing a plan to evaluate and remediate the year 2000 issue. This remediation plan will include assessing the Company's inventory of year 2000 issues, contacting the suppliers of certain of their systems to determine the timing of applicable upgrades, and implementing the year 2000 upgrades which are currently available. The Company will continue to evaluate its vulnerability in the case of suppliers' failure to remediate their respective year 2000 issues. The Company has not yet determined whether the effect of the remediation could have a material effect on future financial results.

     The Company is highly leveraged (see Liquidity and Capital Resources below for additional information).

Operating Casinos

     Dollar amounts shown in the following tables for gross revenues, net revenues, management/license fee and operating income are in millions. Operating margin is calculated as operating income divided by net revenues.

                                                Lady Luck Rhythm & Blues/Country Casino Complex (a)

                                                                                            % Increase     % Increase
                                                                                            (Decrease)     (Decrease)
                                                            Year ended December 31,          1997 vs.        1996 vs.
                                                        1997         1996         1995         1996           1995
                  Gross revenues...................   $ 94.3       $ 95.2       $ 87.6           (1)             9
                  Net revenues.....................     86.8         88.9         83.1           (2)             7
                  Management/license fee                 3.0          3.1          3.1           (3)             -
                  Operating income.................     19.5         22.9         27.5          (15)           (17)
                  Operating margin.................      22%          26%          33%           (4)pts         (7)pts

                  Average daily net win per
                      table game...................     $602         $820       $1,186         (27)            (31)
                  Average number of tables
                      in operation.................       50           43           32          16              34
                  Average daily net win per
                      slot machine.................     $143         $169         $224         (15)            (25)
                  Average number of slot
                      machines in operation........    1,343        1,141          797          18              43

____________________

     (a) County Casino and the Pavilion opened May 21, 1996; therefore, comparisons may not be meaningful.

     Lady Luck Natchez

                                                                                            % Increase     % Increase
                                                                                            (Decrease)     (Decrease)
                                                            Year ended December 31,          1997 vs.       1996 vs.
                                                        1997         1996         1995         1996           1995
                  Gross revenues...................    $30.6        $33.3        $30.9          (8)              8
                  Net revenues.....................     28.4         30.4         29.0          (7)              5
                  Management/license fee                 1.0          1.1         1.1           (9)              -
                  Operating income.................      2.6          4.4          5.7         (41)            (23)
                  Operating margin.................       9%          14%          20%          (5)pts          (6)pts

                  Average daily net win per
                      table game...................     $612         $765         $764         (20)              -
                  Average number of tables
                      in operation.................       16           17           19          (6)            (11)
                  Average daily net win per
                      slot machine.................     $103         $109         $116          (6)             (6)
                  Average number of slot
                      machines in operation........      616          584         537            5               9

     Lady Luck Bettendorf (a)

                                                                                             % Increase   % Increase
                                                                                            (Decrease)     (Decrease)
                                                           Year ended December 31,            1997 vs.      1996 vs.
                                                        1997         1996         1995         1996           1995
                  Gross revenues...................   $ 75.7       $ 68.5       $ 38.1           11              80
                  Net revenues.....................     71.6         65.2         36.5           10              79
                  Management/license fee...........      1.6          1.1          0.8           45              38
                  Operating income.................      6.8          6.4         (0.1)           6           6,500
                  Operating margin.................       9%          10%           -            (1)pt           10pts

                  Average daily net win per
                      table game...................     $701         $717         $853          (2)            (16)
                  Average number of tables
                      in operation.................       38           36           33           6               9
                  Average daily net win per
                      slot machine.................     $180         $173         $141           4              23
                  Average number of slot
                      machines in operation........      903          824          788          10               5

____________________

     (a) Lady Luck Bettendorf is 50% owned by LLQC. The Company includes 50% of its net income as equity in net income of affiliates using the equity method of accounting.

     Lady Luck Biloxi

                                                                                            % Increase    % Increase
                                                                                            (Decrease)    (Decrease)
                                                        Year ended December 31,              1997 vs.       1996 vs.
                                                     1997          1996        1995            1996           1995
                  Gross revenues...................  $31.9       $ 31.5      $ 31.0               1              2
                  Net revenues.....................   28.9         28.7        29.1               1             (1)
                  Management fee...................    1.1          1.1         1.1               -              -
                  Operating (loss).................  (23.6)        (1.1)       (1.4)         (2,045)            21
                  Operating margin.................   (82)%         (4)%        (5)%            (78)pts          1pt

                  Average daily net win
                      table game...................   $567         $610        $604              (7)             1
                  Average number of
                      tables in operation..........     21           23          26              (9)           (12)
                  Average daily net win per
                      slot machine.................    $92          $92         $89               -              3
                  Average number of slot
                      machines in operation........    669          630         590               6              7


     Lady Luck Central City

                                                                                            % Increase        % Increase
                                                                                            (Decrease)        (Decrease)
                                                            Year ended December 31,          1997 vs.           1996 vs.
                                                        1997         1996         1995         1996              1995
                  Gross revenues...................     $5.1         $6.5         $6.9          (22)               (6)
                  Net revenues.....................      4.7          6.1          6.4          (23)               (5)
                  Management fee...................      0.2          0.2          0.3            -               (33)
                  Operating (loss).................     (9.1)        (1.2)        (1.2)        (658)                -
                  Operating margin.................     (194)%        (20)%       (19)%        (174)pts            (1)pt

                  Average daily net win per
                      table game...................      $90         $132         $165          (32)              (20)
                  Average number of tables
                      in operation.................        6            6            6            -                 -
                  Average daily net win per
                      slot machine.................      $38          $50          $45          (24)               11
                  Average number of slot
                      machines in operation........      300          294          341            2               (14)


Liquidity and Capital Resources

     During the year ended December 31, 1997, the Company generated $10.1 million in cash from operations. Cash flow from operations and cash on hand at the beginning of the year were the primary sources of cash during the year ended December 31, 1997. The primary uses of cash and non-cash resources during the year ended December 31, 1997, other than operating expenditures, include:

     A. $3.6 million cash for the purchase of property and equipment, including the cost of remodeling a portion of the River Park Hotel, Lady Luck Rhythm & Blues and Lady Luck Biloxi.

     B.   $3.9 million cash for payment of debt and slot contracts.

     C. $700,000 for the acquisition of slot machines and other assets by certain subsidiaries for the incurrence of indebtedness.

     LLCC did not generate positive operating cash flow during the year ended December 31, 1997. Due primarily to debt service requirements on an equipment note payable and a mortgage note, LLCC required cash infusions of $1.2 million during the year ended December 31, 1997 and is expected to require additional cash infusions of $700,000 in 1998 for: (i) operating cash shortfalls prior to the sale on February 19, 1998; (ii) liabilities remaining as of the effective sale date of LLCC's real property and operating assets; and, (iii) payments on the remaining parking lot leases including the purchase of these lots as required by the contracts, a portion of which shall be financed by the sellers. Subsequent to December 31, 1997, LLCC acquired a portion of this leased property with the remainder to be acquired in 1999. LLCC will require additional cash infusions related to these leases in periods beyond 1998 for lease, purchase and debt service.

     Additional casino and hotel capacity has been added in close proximity to LLB and additional casino and hotel capacity are currently under construction in Biloxi. The opening of these facilities has had and, the Company believes the opening of the facilities under construction, will have an adverse effect upon LLB's operating results. The complete extent of the long-term effects on LLB's results of operations cannot presently be estimated. The Company expects LLB will require cash infusions in 1998 of an undetermined amount.

     The Bettendorf Joint Venture is currently constructing an expansion project pursuant to its master-plan at a cost of approximately $39.5 million. The project, which began construction June 23, 1997, is planned to include an approximately 260 room hotel with a fully enclosed walkway to the riverboat casino, a 30-50 slip marina, a 500-car parking garage and a bypass over the nearby railroad to improve access. The project financing is non-recourse to the Company and includes a $17.5 million bank first mortgage note, a $5.0 million second mortgage from an affiliated company of BRDC, and $7.5 million in tax increment financing from the City of Bettendorf to be repaid from property taxes and in exchange for deeding the overpass to the City of Bettendorf. The cost of the overpass is not expected to exceed such financing from the City of Bettendorf. The balance of the expansion project's cost is to be paid from the Bettendorf Joint Venture's cash on hand. The project is scheduled to be completed in the Fall of 1998. The Company does not expect any cash distributions from the Bettendorf Joint Venture during 1998.

     Pursuant to a Partnership Interest Redemption Agreement, on November 3, 1997, the Company received $15,250,000 cash for its investment in the Bally's Joint Venture after it received certain regulatory approvals. In accordance with the indenture (the "Indenture") covering the 2001 Notes (as defined below), the Company has 180 days after receiving the $15,250,000 to invest the money in a Related Business (as defined in the Indenture). If the Company does not make an investment or does not invest the $15,250,000 in a Related Business before such time, under certain circumstances, the Company must make an offer to repurchase a portion of the 2001 Notes at a price of 101% of par for the amount of the proceeds that was not invested in a Related Business. The cash has been invested since it was received and has accumulated to $15,388,000 as of December 31, 1997. Accordingly, this cash has been classified as Restricted Cash as of December 31, 1997.

     Lady Luck Rhythm & Blues could add up to 250 hotel rooms which would be located adjacent to Country Casino. Up to $6.0 million of the cost of such additional hotel rooms including site preparation and related construction is permitted by the Indenture covering the 2001 Notes to be funded by secured non-recourse indebtedness; however, there can be no assurance that such financing would be available, or if available, will be on terms satisfactory to the Company. In addition, MLI intends to complete various improvements and renovations during 1998 including: (i) remodeling portions of the Rhythm & Blues Casino; (ii) modify traffic patterns and adding additional paved parking areas for 360 automobiles and 15 tractor-trailers; (iii) site-work for the hotel rooms described above; and, (iv) a new property-wide PBX system for more efficient communications and lower operating costs. Such capital expenditures are currently estimated to not to exceed approximately $2.0 million.

     Lady Luck Natchez is required under its current lease to move its casino barge several hundred feet to another docking facility on land subject to the existing lease by February 1998. Management has not relocated the casino barge and is continuing negotiations with the lessor to allow the casino to remain in its current location. Should such lease amendment not be available on terms satisfactory to the Company, the cost of relocating the barge is currently estimated not to exceed $1.0 million. In addition, Lady Luck Natchez intends to complete various improvements and renovations during 1998 including: (i) the addition of a gourmet restaurant located in close proximity to the casino; (ii) remodeling of the casino and buffet; (iii) refurbishing of certain rooms at the River Park Hotel; and (iv) the addition of 260 parking spaces within walking distance or close proximity of the casino. Such capital expenditures are currently estimated to be approximately $1.5 million.

     Lady Luck Biloxi is exploring remodeling options to better position itself within the Mississippi Gulf Coast gaming market. Such remodeling of the barge and adjoining beach area are currently estimated not to exceed $1.0 million.

     Various amounts of cash and non-cash resources may be used during 1998 for other capital improvements, expansions or acquisitions which cannot currently be estimated and may be contingent upon market conditions and other factors. If significant cash or other resources become available, the Company may make additional capital expenditures. In any case, the amount of capital expenditures will be based upon cash available and market conditions at the time any commitment is made.

     The Company may also repurchase a portion of the 2001 Notes from time to time in early satisfaction of any required repurchase expected pursuant to the Indenture or otherwise, the amount of which and the timing of repurchase cannot currently be estimated and is dependent on adequate cash availability and market conditions. The Company anticipates that it will not repurchase any portion of the 2001 Notes in 1998 other than from a portion of the proceeds from the sale of its interest in the Bally's Joint Venture or in connection with a refinancing.

     The Company has begun to explore various options to refinance the 2001 Notes. However, there can be no assurance the Company will continue these pursuits and, if pursued, that terms acceptable to the Company can be negotiated.

     The Company has an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of December 31, 1997, approximately $6.0 million has been paid under this contract and approximately $1.9 million is included in construction payables. It is anticipated that this vessel will be utilized by LLK. However, construction has been discontinued and is not anticipated to resume until such time as LLK is selected for investigation by the State of Missouri with regard to its gaming license application.

     No further significant expenditures for projects under development are anticipated to be made by the Company from existing cash or cash flow from operations. If the Company determines it needs additional funds, there can be no assurance that such funds, whether from equity or debt financing or other sources, will be available, or if available, will be on terms satisfactory to the Company.

     The Company has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Exchange Act of 1933 and the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint. On October 8, 1997, the Company was served with an order of the court dismissing all of the Plaintiff's Section 10(b) and eleven of the Plaintiff's sixteen Section 11, 12 and 15 allegations with prejudice for failing to adequately state a claim. The court also ordered the Plaintiffs to and the Plaintiffs have filed an amended complaint regarding the five Section 11, 12 and 15 claims which were not dismissed with prejudice. While the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

     The Company and certain of its joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7.3 million as of March 6, 1998 based upon published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The cases are still in their preliminary stages and their outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

     A Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgment against the Company in the amount of approximately 87.1 million drachma (which was approximately $301,000 as of March 6, 1998 based upon published exchange rates) plus interest. The Company has appealed the Court's decision. During the fourth quarter of 1997, the Company's Greek counsel informed the Company that it is more likely than not that the appellate court will not overturn the Athens Court of First Instance's decision. A reserve has been provided during the fourth quarter of 1997; however, the Company intends to continue to defend itself in this matter.

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

     During November 1996, LLCC entered into a Memorandum of Understanding (the "Memorandum") with BWCC, Inc., which does business as Bullwhackers-Central City ("Bullwhackers"). The Memorandum provided for a combination of the respective companies' gaming establishments which currently operate on adjacent real property in Central City. As a result of the Memorandum, the parties negotiated and purportedly executed a definitive Operating Agreement and Lease Agreement in September 1997. During the fourth quarter of 1997, Bullwhackers refused to honor such definitive agreements and the Company has commenced suit against Bullwhackers accordingly.

     The Company is highly leveraged. As of December 31, 1997, the Company's total indebtedness was approximately $181.3 million and its stockholders' deficit was approximately $32.2 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, such cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, such as the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, CERCLA, the Occupational Safety and Health Act, and similar state statutes.

     Although the Company knows of no pre-existing conditions at the intended sites for the Development Stage Projects that will result in any material environmental liability or delay, there can be no assurance that pre-existing conditions will not be discovered and result in material liability or delay to the Company.

     Other than those described, the Company has not made, and does not anticipate making, material expenditures with respect to such environmental protection, and health and safety laws and regulations. However, the compliance or cleanup costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations.

     The Company is considering an amendment to the Amended Certificate of Incorporation of the Company in order to enable the Company to effect a reverse stock split at an as yet undetermined ratio and a corresponding increase in the par value of the Company's Common Stock.


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


Seasonality and Weather

     A flood or other severe weather condition could cause the Company to lose the use of one or more dockside facilities for an extended period. The inability to use a dockside facility during any period could have a material adverse effect on the Company's financial results. Seasonal revenue fluctuations may occur at the Company's existing and proposed casinos in Mississippi, Iowa and Missouri.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants........................................................     35
Consolidated Balance Sheets as of December 31, 1997 and 1996....................................     36
Consolidated Statements of Operations for the years ended December 31, 1997, 1996
   and 1995.....................................................................................     38
Consolidated Statements of Mandatory Cumulative Redeemable Preferred Stock and
   Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995....................     40
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996
   and 1995.....................................................................................     41
Notes to Consolidated Financial Statements......................................................     44


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Lady Luck Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Lady Luck Gaming Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, mandatory cumulative redeemable preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lady Luck Gaming Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                     ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 25, 1998

                                                   LADY LUCK GAMING CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                         As of December 31, 1997 and 1996 (in thousands)

                                                               ASSETS


                                                                         1997                      1996
Current assets:
     Cash and cash equivalents................................     $          19,552       $            15,490
     Restricted cash..........................................                15,388                         -
     Accounts receivable......................................                   786                     1,276
     Inventories..............................................                   957                     1,198
     Assets held for sale.....................................                 2,791                         -
     Prepaid expenses.........................................                 2,456                     1,559
         Total current assets.................................                41,930                    19,523

Property and equipment:
     Land and land improvements...............................                17,974                    26,604
     Building and improvements................................                95,472                   113,500
     Furniture, fixtures and equipment........................                36,279                    50,306
                                                                             149,725                   190,410
     Less accumulated depreciation............................               (26,525)                  (28,736)
                                                                             123,200                   161,674
     Construction in progress.................................                 5,175                    11,445
         Total property and equipment, net                                   128,375                   173,119

Other assets:
     Pre-opening costs........................................                     -                     1,353
     Deferred financing fees and costs, net of
         accumulated amortization of $3,347 and
         $2,482 as of December 31, 1997 and 1996,
         respectively.........................................                 2,740                     3,605
     Investment in unconsolidated affiliates, net                              9,313                    21,449
     Other....................................................                 2,948                     4,669
                                                                              15,001                    31,076
TOTAL ASSETS..................................................       $       185,306         $         223,718
















     The accompanying notes are an integral part of these consolidated balance sheets.

                                                    LADY LUCK GAMING CORPORATION
                                              CONSOLIDATED BALANCE SHEETS (continued)
                                                  As of December 31, 1997 and 1996
                                         (in thousands, except share and per share amounts)

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         1997                      1996
Current liabilities:
     Current portion of long-term debt........................    $            4,481         $           3,385
     Accrued interest.........................................                 1,846                     1,825
     Accounts payable.........................................                 5,178                     4,416
     Construction payables....................................                 1,957                     1,957
     Accrued property taxes...................................                 1,375                     1,753
     Other accrued liabilities................................                 7,421                     6,556
         Total current liabilities............................                22,258                    19,892

Long-term debt:
     Mortgage notes payable...................................               173,500                   173,500
     Other long-term debt.....................................                 3,314                     7,581
         Total long-term debt.................................               176,814                   181,081
              Total liabilities...............................               199,072                   200,973

Commitments and contingencies (Notes 14, 15, 16 and 17)

Series A mandatory cumulative redeemable preferred
     stock, $42.44 and $37.89, respectively per share
     liquidation value, 1,800,000 shares authorized,
     433,638 shares issued and outstanding                                    18,402                    16,430

Stockholders' equity:.........................................
     Common stock, $.001 par value, 75,000,000 shares
         authorized, 29,285,698 shares issued and
         outstanding as of December 31, 1997
         and 1996.............................................                    29                        29
     Additional paid-in capital...............................                31,382                    31,382
     Accumulated deficit......................................               (63,579)                  (25,096)
         Total stockholders' equity...........................               (32,168)                    6,315
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY.....................................        $      185,306           $       223,718














     The accompanying notes are an integral part of these consolidated balance sheets.

                                                    LADY LUCK GAMING CORPORATION
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                        For the Years Ended December 31, 1997, 1996 and 1995
                                         (in thousands, except share and per share amounts)


                                                          1997                       1996                     1995
Revenues:
     Casino....................................      $     138,860            $       143,886         $       138,412
     Food and beverage.........................             17,152                     16,928                  14,556
     Hotel.....................................              4,216                      3,948                   2,635
     Equity in net income (loss) of
         unconsolidated affiliates.............              4,724                      3,815                  (1,137)
     Other.....................................              5,522                      5,657                   3,945
         Gross revenues........................            170,474                    174,234                 158,411
         Less: Promotional
              allowances.......................            (13,183)                   (12,527)                 (8,821)
         Net revenues..........................            157,291                    161,707                 149,590

Costs and expenses:
     Casino....................................             57,301                     56,806                  49,703
     Food and beverage.........................              6,644                      6,928                   8,582
     Hotel.....................................              2,236                      1,925                   1,667
     Other.....................................                258                        282                     310
     Selling, general and
         administrative........................             52,939                     53,786                  49,539
     Related party management/license
         fees..................................              1,384                      2,317                   5,520
     Depreciation and amortization                          12,886                     11,289                   9,694
     Reserve for loss on sale of assets........              7,621                          -                       -
     Pre-opening expenses......................                  -                        247                       -
     Litigation claims.........................                700                      1,100                       -
     Project development cost write-
         downs and reserves....................              7,784                        404                     509
     Asset impairment write-down...............             20,698                          -                       -
     Loss on sale of investment in
         unconsolidated affiliate..............              1,912                          -                       -
         Total costs and expenses..............            172,363                    135,084                 125,524

Operating income (loss)........................            (15,072)                    26,623                  24,066

Other income (expense):
     Interest income...........................                878                      1,073                   1,237
     Interest expense, net.....................            (22,407)                   (22,170)                (20,058)
     Other.....................................                139                        682                    (383)
                                                           (21,390)                   (20,415)                (19,204)

Income (loss) before income tax
     (provision) benefit and
      extraordinary items......................            (36,462)                     6,208                   4,862




     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                                                      LADY LUCK GAMING CORPORATION
                                            CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                                          For the Years Ended December 31, 1997, 1996 and 1995
                                           (in thousands, except share and per share amounts)

                                                             1997                       1996                      1995

Income (loss) before income tax
     (provision) benefit and
      extraordinary items...................           $   (36,462)               $     6,208              $      4,862

Income tax (provision)......................                   (49)                       (69)                     (401)
Income (loss) before extraordinary
     items..................................               (36,511)                     6,139                     4,461
Extraordinary gain on early
     extinguishment of debt.................                     -                          -                     2,257

NET INCOME (LOSS)...........................               (36,511)                     6,139                     6,718

Preferred stock dividends...................               ( 1,972)                    (1,761)                   (1,572)
Income (loss) applicable to
     common stockholders....................           $   (38,483)               $     4,378              $      5,146

BASIC AND DILUTED NET INCOME
     (LOSS) PER SHARE

     Before extraordinary items and
         preferred stock dividends..........           $     (1.25)               $      0.21              $       0.15
     Extraordinary items....................           $         -                $         -              $       0.08
     Applicable to common stockholders                 $     (1.31)               $      0.15              $       0.18

Weighted average number of common
     shares outstanding.....................            29,285,698                 29,285,698                28,952,365





















     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                                                      LADY LUCK GAMING CORPORATION
                               CONSOLIDATED STATEMENTS OF MANDATORY CUMULATIVE REDEEMABLE PREFERRED STOCK
                                                   AND STOCKHOLDERS' EQUITY (DEFICIT)
                                          For the Years Ended December 31, 1997, 1996 and 1995
                                                             (in thousands)

                                          Mandatory
                                          Cumulative                                                Retained            Total
                                          Redeemable        Common Stock           Additional       Earnings        Stockholders'
                                          Preferred      Number                     Paid-in       (Accumulated         Equity
                                            Stock       of Shares     Amount        Capital         Deficit)          (Deficit)

Balance at December 31, 1994........      $  13,097       27,285      $     27      $27,322       $  (34,620)       $    (7,271)

Accrued preferred stock
    dividends.......................          1,572            -             -            -           (1,572)            (1,572)

Common stock issued for debt........              -        2,000             2        4,060                -              4,062

Net income..........................              -            -             -            -            6,718              6,718

Balance at December 31, 1995........      $  14,669       29,285      $     29      $31,382       $  (29,474)       $     1,937

Accrued preferred stock
    dividends  .....................          1,761            -             -            -           (1,761)            (1,761)

Net income..........................              -            -             -            -            6,139              6,139

Balance at  December 31, 1996.......      $  16,430       29,285      $     29      $31,382       $  (25,096)       $     6,315

Accrued preferred stock
    dividends  .....................          1,972            -             -            -           (1,972)            (1,972)

Net income (loss)...................              -            -             -            -          (36,511)           (36,511)

Balance at  December 31, 1997.......      $  18,402       29,285      $     29      $31,382       $  (63,579)       $   (32,168)




     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                                                      LADY LUCK GAMING CORPORATION
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Years Ended December 31, 1997, 1996 and 1995
                                                             (in thousands)


                                                                    1997                  1996                 1995
Cash flows from operating activities:
   Net income (loss)...............................          $      (36,511)        $       6,139         $      6,718
   Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
        Depreciation and amortization..............                  12,886                11,289                9,694
        Amortization of bond offering
          fees and costs...........................                     865                   865                  910
        Reserve for loss on sale of assets.........                   7,621                     -                    -
        Pre-opening expenses.......................                       -                   247                    -
        Project development cost write-downs
          and reserves.............................                   7,784                   404                  509
        Asset impairment write-down................                  20,698                     -                    -
        Loss on sale of investment in
          unconsolidated affiliate.................                   1,912                     -                    -
        Gain on early extinguishment of debt.......                       -                     -               (2,257)
        (Gain) loss on sale of assets..............                       -                  (404)                 533
        Equity in net (income) loss of
          unconsolidated affiliates................                  (4,724)               (3,815)               1,137
   (Increase) decrease in assets:
        Accounts receivable........................                     490                  (275)                 210
        Inventories................................                     202                  (313)                 (89)
        Prepaid expenses...........................                    (992)                  111                  637
        Income tax receivable......................                       -                     -                2,308
   Increase (decrease) in liabilities:
        Accrued interest...........................                      21                  (501)              (4,178)
        Accounts payable...........................                     762                 1,176               (3,492)
        Other accrued liabilities..................                    (900)               (1,431)               4,443
Net cash provided by operating activities..........                  10,114                13,492               17,083

Cash flows from investing activities:
   Purchase of property and equipment..............                  (3,622)              (21,524)             (10,752)
   Construction payables...........................                       -                (1,169)              (6,681)
   Investment in unconsolidated affiliates.........                  15,250                   (15)              (2,163)
   Pre-opening costs...............................                       -                  (500)                (427)
   Restricted cash.................................                 (15,388)                8,858               (1,011)
   Other assets....................................                   1,621                  (449)                 104
Net cash used in investing activities..............                  (2,139)              (14,799)             (20,930)









     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.


                                                      LADY LUCK GAMING CORPORATION
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                          For the Years Ended December 31, 1997, 1996 and 1995
                                                             (in thousands)

                                                                    1997                 1996                 1995

Cash flows from financing activities:
   Net proceeds from borrowings....................                   -                     40                2,219
   Payments on debt and slot contracts.............              (3,913)                (5,391)              (5,138)
Net cash (used in) provided by financing
   activities......................................              (3,913)                (5,351)              (2,919)


Net (decrease) increase in cash and cash
   equivalents.....................................               4,062                 (6,658)              (6,766)
Cash and cash equivalents,
   beginning of year...............................              15,490                 22,148               28,914
Cash and cash equivalents, end of year.............         $    19,552           $     15,490          $    22,148


Supplemental disclosures of cash flow
   information :
      Cash paid during the year for:
      Interest (net of amount capitalized
        of $289, $514 and $762 in 1997,
        1996 and 1995, respectively)...............         $    21,521           $    21,806           $    22,563
Income taxes paid (received).......................         $        80           $       225           $    (2,103)























     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities:

The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $1,972,000, $1,761,000 and $1,572,000 in unpaid accrued dividends for the years ended December 31, 1997, 1996 and 1995, respectively.

On April 15,  1996,  Lady Luck  Mississippi  acquired  the River  Park Hotel for
approximately   $4,000,000,   including  approximately  $1,000,000  cash  and  a
non-recourse mortgage note for the balance.

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

The Company entered into several contracts with manufacturers for the purchase of slot machines and other assets which totaled approximately $743,000, $3,780,000 and $111,000 for the years ended December 31, 1997, 1996 and 1995, respectively.
































     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



     1. The Company and Basis of Presentation

     The  consolidated  financial  statements  of Lady Luck  Gaming  Corporation
("LLGC"), a Delaware corporation, include the accounts of LLGC and its subsidiaries (collectively the "Company"). The Company's operations primarily include those of LLGC, Lady Luck Gaming Finance Corporation ("LLGFC"), a Delaware corporation; Lady Luck Mississippi, Inc. ("LLM"), Lady Luck Biloxi, Inc. ("LLB"), Lady Luck Gulfport, Inc. ("LLG"), Lady Luck Vicksburg, Inc. ("LLV"), Magnolia Lady, Inc. ("MLI"), Old River Development, Inc. ("ORD") and Lady Luck Tunica ("LLT"), each a Mississippi corporation (collectively the "Mississippi Companies"); Lady Luck Central City, Inc., formerly Gold Coin
Incorporated ("LLCC"), a Delaware corporation; Lady Luck Kimmswick, Inc. ("LLK"), a 93% owned Missouri corporation; Lady Luck Quad Cities, Inc. ("LLQC"), a Delaware corporation and L.L. Gaming Reservations, Inc. ("LLGR") a Nevada corporation. The Company also owns an interest in a joint venture with Bettendorf Riverfront Development Company ("BRDC") and previously owned an investment in a joint venture with Bally's Entertainment Corp. ("Bally's") (see
Note 4) which are and have been accounted for under the equity method. LLGC and its subsidiaries were organized to develop and operate gaming and hotel properties in emerging jurisdictions.

     LLGC and LLGFC were formed in February 1993. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi and acquired and took over operation of the 147-room River Park Hotel in Natchez, Mississippi on April 15, 1996; LLCC opened on May 28, 1993 and sold its real property and operating assets and ceased operations effective February 19, 1998 (see Note 9); LLB began dockside casino operations on December 13, 1993 in Biloxi, Mississippi; MLI, which does business as Lady Luck Rhythm & Blues, commenced dockside gaming operations on June 27, 1994 in Coahoma County, Mississippi, commenced operation of a 173-room hotel on August 16, 1994, commenced gaming operations of Country Casino and the Pavilion on May 21, 1996 and acquired and took over operation of the 120- room Riverbluff Hotel in Helena, Arkansas on July 3, 1996; LLQC formed a joint venture with BRDC (the "Bettendorf Joint Venture") to operate a casino in Bettendorf, Iowa which commenced operation on April 21, 1995 (see Note 4); ORD commenced operation of a 240-room hotel on August 24, 1994, contributed it to the Bally's Joint Venture in March 1995 and sold its equity investment to Bally's effective September 30, 1997 (see Note 4); and, LLGR began operating a central reservations center for the Company's hotels September 3, 1996. All of the other Mississippi Companies and LLK are in various stages of development and have no operating history.


     2. Certain Risks and Uncertainties

     The Company's operations in Mississippi and Iowa are dependent on the continued licensability or qualifications of the Company and its subsidiaries that hold the gaming licenses in these jurisdictions. Such licensing and qualifications are reviewed periodically by the gaming authorities in these states.

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

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



     3. Summary of Significant Accounting Policies

     (a)   Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     (b)   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management are the evaluations of the fair market value of Lady Luck Biloxi using discounted cash flows pursuant to SFAS 121, the recoverability of the carrying values of the land held for development and the projects under development by LLV and LLK (See Notes 10 and 11).

     (c)   Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less as cash equivalents.

     (d)   Restricted Cash

     Restricted cash consists of amounts held in escrow and cash specifically restricted to be used in accordance with the terms of the Indenture related to the 2001 Notes (See Note 4).

     (e)   Inventories

     Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market value.

     (f)   Assets Held for Sale

     Assets held for sale include the current book value of assets to be disposed of subsequent to year end, net of the estimated loss on sale of these assets. These assets relate to LLCC (See Note 9).

     (g)   Property and Equipment

     Property and equipment are stated at cost. The Company capitalizes interest on funds dispersed during the active construction and development phases of its projects. Depreciation and amortization are computed using predominantly the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes are as follows:

           Land improvements......................................   15-25 years
           Buildings and improvements.............................   15-30 years
           Furniture, fixtures and equipment......................     5-7 years

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



     When equipment has been fully depreciated, its cost and the related accumulated depreciation are eliminated from the respective accounts. Gains or losses arising from dispositions are reported as other income or expense. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

     Substantially all property and equipment is pledged as collateral for long-term debt. (See Note 5).

     (h)   Investment in Unconsolidated Affiliates

     The Company accounts for its investment in 50% or less owned joint ventures using the equity method of accounting. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these joint ventures. No cash distributions have been made since inception and management does not anticipate any will be made during 1998.

     (i)   Pre-Opening Costs

     Pre-opening costs include direct incremental project salaries and other pre-opening costs incurred during the pre-opening phase of a project.
Pre-opening costs directly related to gaming and hotel operations are capitalized as incurred and are charged to expense in the period the project's operations commence.

     (j)   Development Costs

     Development costs represent those costs such as legal and consulting fees, gaming license applications and options for land acquisitions or leases incurred for prospective gaming projects. The Company defers such costs for those projects in jurisdictions in which gaming is legalized and in which the Company believes that it has a probable chance of obtaining a license and completing the project; otherwise, the costs are expensed as incurred and are included in selling, general and administrative expense for all periods presented. These costs will be capitalized as either pre-opening costs or property and equipment when the gaming license is received and the project commences construction.

     (k)   Deferred Financing Fees and Costs

     Deferred financing fees and costs incurred relating to the issuance of the 2001 Notes were capitalized and are being amortized to interest expense using the effective interest method over the term of the 2001 Notes.

     (l)   Revenue Recognition

     Casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses.

     (m)   Advertising

     Advertising costs are expensed the first time such advertisement appears. Total advertising costs (including direct mail marketing) were approximately $1,737,000, $1,635,000 and $1,201,000 in 1997, 1996 and 1995, respectively.

     (n)   Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the consequences of temporary differences between amounts reported for financial reporting and

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



income tax purposes. SFAS No. 109 requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. Included in the calculation of the Company's deferred tax assets and liabilities and the provision for income taxes is the equity in net income of the Bettendorf Joint Venture and the Bally's Joint Venture at their respective ownership interests.

     (o)   Net Income (Loss) Per Share

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes new accounting standards for the computation and financial statement presentation of earnings per share data. Basic income per share of common stock is computed based on the number of weighted-average shares of common stock outstanding during the period. Diluted income per share of common stock would be anti-dilutive; thus, there is no difference between the basic and diluted earnings per share disclosure. Pursuant to SFAS No. 128, all prior period presentations must be restated. There was no material effect on the earnings per share calculations as a result of these restatements.

     (p)   Fair Value of Financial Instruments

     The fair value of the Company's financial instruments approximates their recorded values at December 31, 1997 and 1996, except for the Company's mortgage notes payable, the fair market values of which, based on quoted market prices, were approximately $177.0 million and $175.0 million, respectively. The fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     (q)   Long-lived Assets

     Long-lived assets, which are not to be disposed of, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a projection of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the Company measures fair value by discounting estimated cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. During the fourth quarter of 1997, management determined that the carrying value of LLB's long-lived assets had been impaired (See Note 11).

     (r)   Reclassifications

     Certain reclassifications have been made to the prior year amounts to conform to the current year presentation and have no impact on net income.


     4.           Investment in Unconsolidated Affiliates

     The Company's investments in joint ventures with BRDC and Bally's are accounted for under the equity method and the Company's portion of income or

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



loss from the joint  ventures  is  included  in Equity in Net  Income  (Loss) of
Unconsolidated   Affiliates  in  the  accompanying  Consolidated  Statements  of
Operations for the years ended December 31, 1997, 1996 and 1995.

     Bettendorf Joint Venture

     In December 1994, the Company entered into a joint venture (the "Bettendorf Joint Venture") with BRDC to complete and operate a casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). The joint venture agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC is leasing certain real property to the Bettendorf Joint Venture at a lease rate equal to $150,000 per month. The Company is leasing a gaming vessel with a cost of $21,635,000 and a carrying value net of accumulated depreciation as of December 31, 1997 of $20,000,000 to the Bettendorf Joint Venture for approximately $189,000 per month, which amount was determined based upon arms-length negotiations between the Company and BRDC and the Company's cost of capital at the time. In addition, the Company has been leasing certain gaming equipment with a cost of $3,705,000 and a carrying value net of accumulated depreciation as of December 31, 1997 of $712,000 ($1,070,000 less $358,000 reserve for loss on sale of assets) to the Bettendorf Joint Venture, as discussed below, for approximately $122,000 per month, its fair market rental value. An agreement has been reached pursuant to the gaming equipment lease to sell the gaming equipment to the Bettendorf Joint Venture at its negotiated value as of December 31, 1997. The $358,000 reserve for loss on sale of assets represents the net book value in excess of negotiated value as of December 31, 1997. The sale is effective January 1, 1998. The Company's rental income relating to the gaming vessel lease was $2,266,000, $2,187,000 and $1,707,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's rental income relating to the gaming equipment lease was $1,465,000, $1,649,000 and $833,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

     Lady Luck Bettendorf commenced operations on April 21, 1995. All net profits and losses from all operations of Lady Luck Bettendorf are allocated equally between the Company and BRDC. Effective January 1, 1996 with the replacement of the Old Management Agreements by the Marketing Agreements (see
Note 15), the Company has also been granted the right to manage Lady Luck Bettendorf with substantially the same terms and fees as the Company's wholly-owned casinos, less $37,500 abated per month, with up to $325,000 annually of the fees received by the Company paid to BRDC as consultants.

     Lady Luck Bettendorf incurred management fees for the years ended December 31, 1997 and 1996 as follows (in thousands): December 31, 1997 1996 Lady Luck Bettendorf management fees, net of $37,500 monthly abatement $ 1,569 $ 1,117

     The Bettendorf Joint Venture is currently constructing a $39.5 million expansion project pursuant to its master-plan (See Note 17).

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



     Summarized balance sheet information for the Bettendorf Joint Venture as of December 31, 1997 and 1996 is as follows (in thousands):

                                                             December 31, 1997          December 31, 1996
         Current assets                                       $        4,758               $      5,935
         Other                                                           732                          -
         Property and equipment, net                                  25,459                     12,435
           Total assets                                       $       30,949               $     18,370

         Current liabilities                                  $       12,276               $      5,492
         Long-term liabilities                                            48                      1,107
         Members' equity                                              18,625                     11,771
           Total liabilities and
              members' equity                                 $       30,949               $     18,370

     Summarized results of operations for the Bettendorf Joint Venture for each of the two years ended December 31, 1997 and 1996 and the period from April 21, 1995, commencement of operations, through December 31, 1995 are as follows (in thousands):

                                                      1997                    1996                    1995
         Net revenues                              $   71,612             $    65,202             $    36,475
         Costs and expenses                            64,758                  59,020                  36,886
         Net income (loss)                         $    6,854             $     6,182             $      (411)

     The Bettendorf Joint Venture's net loss for 1995 includes pre-opening expenses of $2.5 million.

     A summary of changes in the Company's investment in the Bettendorf Joint Venture for each of the two years ended December 31, 1997 and 1996 and the period from April 21, 1995, commencement of operations, through December 31, 1995 are as follows (in thousands):

                                                      1997                    1996                     1995
         Beginning investment                     $     5,886           $      2,795              $        -
         Contributed capital                               -                      -                    3,000
         Equity in net income (loss)
           of unconsolidated affiliate                  3,427                  3,091                    (205)
         Ending investment                        $     9,313           $      5,886             $     2,795

     Included in Retained Earnings is $6,313,000 of undistributed earnings of the Bettendorf Joint Venture.


     Bally's Joint Venture

     The Company entered an agreement effective September 30, 1997 to sell its 35% minority interest in Bally's Saloon, Gambling Hall and Hotel in Tunica, Mississippi to Hilton Hotels Corporation, the majority owner and manager of the

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



property (the "Partnership Interest Redemption Agreement"). The sale has resulted in a loss of $1,912,000 which represents the difference between the sales price and the net investment in the Bally's Joint Venture and related assets.

     Pursuant to the Partnership Interest Redemption Agreement, on November 3, 1997, the Company received $15,250,000 in cash for its investment in the Bally's Joint Venture after it received certain regulatory approvals. In accordance with the Indenture covering the 2001 Notes (the "Indenture"), the Company has 180 days after receiving the $15,250,000 to invest the money in a Related Business (as defined in the Indenture). If the Company does not make an investment or does not invest the $15,250,000 in a Related Business before such time, under certain circumstances, the Company must make an offer to repurchase a portion of the 2001 Notes at a price of 101% of par for the amount of the proceeds that was not invested in a Related Business. The cash has been invested since it was received and has accumulated to $15,388,000 as of December 31, 1997.
Accordingly, this cash has been classified as restricted cash as of December 31, 1997.

     Summarized balance sheet information for the Bally's Joint Venture as of September 30, 1997 (the effective date of the sale of the Company's 35% interest in the Bally's Joint Venture) and December 31, 1996 is as follows (in thousands):

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

     Summarized results of operations for the Bally's Joint Venture for the nine months ended September 30, 1997 (the effective date of the sale of the Company's 35% interest in the Bally's Joint Venture), the year ended December 31, 1996 and the period from formation of the Bally's Joint Venture on March 31, 1995 through December 31, 1995 are as follows (in thousands):

                                                                1997                 1996                1995
              Net revenues                                  $    48,836          $    70,093         $     6,963
              Costs and expenses                                 45,129               67,976               9,676
              Net income (loss)                             $     3,707          $     2,117         $    (2,713)

     Net income (loss) of the Bally's Joint Venture for the year ended December 31, 1996 and the period from formation through December 31, 1995 includes pre-opening expenses of $3.3 million and $700,000, respectively.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



     A summary of changes in the Company's investment in the Bally's Joint Venture for the nine months ended September 30, 1997 (the effective date of the sale of the Company's 35% interest in the Bally's Joint Venture), the year ended December 31, 1996 and the period from formation of the Bally's Joint Venture on March 31, 1995 through December 31, 1995 are as follows (in thousands):

                                                             1997               1996                  1995
         Beginning investment                          $    15,563         $    14,824           $        -
         Capital contribution                                    -                   -               15,756
         Equity in net income (loss)
           of unconsolidated affiliate                       1,297                 724                 (932)
         Loss on sale of equity investment                  (1,912)                  -                    -
         Other                                                 302                  15                    -
         Proceeds from sale of investment                  (15,250)                  -                    -
         Ending investment                             $         -         $    15,563           $   14,824


     5. Long-Term Debt

     At December 31, 1997 and 1996, long-term debt consisted of the following (in thousands):

                                                                                   1997                  1996
               11 7/8% First Mortgage Notes; quarterly
                   Payments of interest only; due March 2001;
                   collateralized by substantially all assets of the
                   Company and guaranteed by LLGC (the "2001
                   Notes")................................................     $  173,500            $  173,500

               Note payable to a corporation; monthly payments of
                   interest only at 10%; principal due July 2001,
                   collateralized by a deed of trust (See Note 9)                   2,750                 2,750

               Note payable to a corporation; annual payments of
                   principal of $119 plus accrued interest at 8%;
                   due June 2003; collateralized by a land deed of
                   trust..................................................            714                   833

               Notes payable to corporations; monthly payments of
                   principal and interest at rates up to prime plus
                   7%; due through May 1998 secured by the
                   equipment..............................................          1,122                 3,589

               Mortgage note payable to a corporation; quarterly
                   payments of principal and interest at prime plus
                   1 1/2% based on a 20 year amortization; due
                   April 2006; collateralized by a deed of trust..........          2,773                 2,925

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



               Note payable to a corporation; quarterly payments
                   of principal and accrued interest at 9%; due
                   October 1998, collateralized by a deed of trust.........           110                   385

               Other.......................................................           326                   484
                                                                                  181,295               184,466

               Less: current portion.......................................        (4,481)               (3,385)
                   Total long-term debt....................................    $  176,814             $ 181,081


     The Indenture, as amended and supplemented, covering the 2001 Notes provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness, (c) to make asset sales (d) to engage in other lines of business, and (e) to maintain a minimum consolidated net worth, as defined in the Indenture.

     The 2001 Notes bear interest at the rate of 11-7/8% per annum effective retroactive to October 15, 1995 (prior to that time they bore interest at the rate of 10-1/2% per annum). Interest on the 2001 Notes held by each holder who consented to the certain amendments and waivers in 1996 will be payable quarterly on each March 1, June 1, September 1 and December 1, so long as the 2001 Notes are outstanding (interest on the notes held by each holder who did not consent to the Amendments and Waivers will continue to be payable semi-annually on March 1 and September 1). In addition, the Company is obligated within 180 days after the end of each year, commencing with the year ending December 31, 1996, to purchase on the open market, or to make an offer to purchase from the holders at par, 2001 Notes with a principal amount equal to Excess Cash Flow (as defined in the Indenture) for such year, provided that the Company will be able to credit towards the amount of 2001 Notes required to be purchased in any year any amount of 2001 Notes it has purchased since January 1, 1996 which it has not previously used as a credit in any prior year. There was no Excess Cash Flow for the years ended December 31, 1997 and 1996. The Company believes it is in compliance with the Indenture, as amended and supplemented, as of December 31, 1997 and 1996.

     Scheduled maturities of long-term debt for each of the years ending as of December 31, are as follows (in thousands):


1998............................................                  $   4,481
1999............................................                        283
2000............................................                        277
2001............................................                    173,778
2002............................................                        279
Thereafter......................................                      2,197
        Total...................................                  $ 181,295


     6. Mandatory Cumulative Redeemable Preferred Stock

     LLGC has authorized 1,800,000 shares of Series A Mandatory Cumulative Redeemable Preferred Stock. Holders of Series A are entitled to a compounded cumulative preference dividend each quarter. The current dividend is 11.5% of the liquidation preference per share per annum, payable or accrued in quarterly

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



installments. Dividends of approximately $1,972,000, $1,761,000 and $1,572,000 were accrued on the Series A preferred stock during the years ended December 31, 1997, 1996 and 1995, respectively. The Series A also requires mandatory redemption on or before December 31, 2013.


     7. Stockholders' Equity

     Common stock of LLGC consists of 75,000,000 authorized shares. On February 27, 1995, the Company exchanged 2,000,000 shares of its common stock for $6,500,000 of the 2001 Notes. The Company recognized an extraordinary gain on such exchange of $2,257,000 for the year ended December 31, 1995, which represented the difference between the amount of debt exchanged, net of unamortized issue costs, and the market price of the common stock. Due to available net operating loss carry forwards, (See Note 12), no income tax provision was recognized on the extraordinary gain.


     8. Promotional Allowances

     The retail value of food, beverages and rooms provided on a complimentary basis to customers without charge are included in gross revenues and then deducted as promotional allowances. The estimated costs of providing these promotional allowances are included in casino departmental expenses for the years ended December 31, 1997, 1996, and 1995, as follows (in thousands):

                                                                1997                1996              1995
Food and beverage.................................             $ 9,347             $8,370            $6,201
Hotel and other...................................                 906                800               439
        Total.....................................             $10,253             $9,170            $6,640


     9. Reserve for Loss on Sale of Lady Luck Central City Assets

     Effective February 19, 1998, LLCC sold substantially all of its real property and operating assets to the holder of its mortgage note in exchange for forgiveness of the $2.8 million note and the assumption of certain liabilities. During 1997, the Company recorded a reserve of $7.3 million to write-down the assets held for sale to fair market value less closing costs, reserve for operating losses in 1998 prior to the effective sale date and to reserve for estimated future lease payments and write-downs on its parking lot leases which were not assumed by the purchaser of the assets sold. Accordingly, the net assets of LLCC have been classified as Assets Held for Sale as of December 31, 1997.


     10. Project Development Cost Write-Downs

     During 1997, the Company wrote down various project development costs totaling approximately $7.8 million due to changes in regulatory, political and competitive environments and other factors.

     The first write-down related to the Missouri Project. The State of Missouri investigates applicants at its discretion and there can be no assurance that the Company's application will be actively reviewed in future periods. In November 1997, the Missouri Supreme Court ruled that several existing Missouri gaming projects are illegal due to their locations not being upon the Mississippi or Missouri rivers. In addition, certain current operators in Missouri have been

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



experiencing poor operating results. These uncertainties have resulted in the Company recording a $2.3 million project development write- down in 1997 of the remaining balance of its pre-opening and other development costs and a $3.0 million write-down of construction in progress for a portion of the partially completed cruising vessel which, if not used for the Missouri Project, could be sold or possibly used in a future development project. Nevertheless, management estimates that the fair value of this partially completed cruising vessel was approximately 50% of its net book value. These valuations are based upon assumptions regarding expected future economic, market and gaming regulatory conditions. Changes in these assumptions could result in further changes in the estimated net realizable value of the partially completed cruising vessel.

     The second write-down was related to the Vicksburg Project. The consummation of the transactions contemplated by the Horseshoe Joint Venture Agreement are subject to the fulfillment of several conditions (the "Conditions"), including but not limited to, the partners' future agreement as to the scope and cost of the project, required regulatory approval, and completion of project financing. The Horseshoe Joint Venture Agreement may be terminated by LLV or Horseshoe as of April 1, 1998 (the "Termination Date") if the Conditions are not satisfied or waived as of the Termination Date or without cause. The Company does not believe that all of the Conditions will be satisfied prior to the Termination Date. While the Company does not currently intend to terminate the Horseshoe Joint Venture Agreement, there can be no assurance that LLV or Horseshoe will not terminate the Horseshoe Joint Venture Agreement. Furthermore, there can be no assurance that if consummated, that the joint venture will be successful. Additionally, a determination that certain assets may not be usable in the Vicksburg Project as currently contemplated resulted in a $2.3 million write-off of construction in progress. Management's estimate of net realizable value is based upon assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg Site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

     Additionally, the Company had previously planned to construct and operate a casino in Gulfport, Mississippi (the "Gulfport Project"). However, in 1997 the Company suspended further development of the Gulfport Project and is not currently engaged in negotiating either an agreement to sell or develop these leaseholds. The Company intends to cancel these leases at the earliest date allowable pursuant to the lease agreements. During 1997, the Company provided a project development reserve of approximately $162,000 to fully reserve remaining future minimum lease payments net of estimated sublease rentals for the remaining LLG leases. Reserves of approximately $350,000 and $600,000 had previously been provided during 1996 and 1995, respectively.

     Lastly, during 1997, the Company provided reserves of approximately $50,000 related to its investment in Lady Luck New Mexico ("LLNM") for a total reserve related to LLNM, including 1996 and 1995 reserves, of approximately $250,000. The Company received $200,000 cash during the year for its remaining investment balance.


     11. Asset Impairment Write-Down

     The Company evaluated the recoverability of LLB's long-lived assets in 1996 and 1997 due to recurring operating losses based on the criteria established under Financial Accounting Standards Board Statement No. 121 ("SFAS 121"). During the fourth quarter of 1997, pursuant to SFAS 121, the Company recorded an impairment write-down to LLB's long-lived assets of $20.7 million. The Company considered the historical operating results and the significant downturn in the operating results of LLB since the opening of additional competitive facilities in its market, principally the opening of Imperial Palace in December 1997. In performing its review for recoverability, the Company compared the projected undiscounted future cash flows to the carrying value of LLB's long-lived assets of $31.5 million as of December 31, 1997. As the net carrying value of long-lived assets exceeded the estimated undiscounted future cash flows, the Company was required to recognize an impairment loss and write-down long-lived assets to their fair market value of $10.8 million. Fair value became the new cost basis for the impaired assets and previously accumulated depreciation was

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



eliminated. As active market quotations were not available, the Company measured fair value by discounting estimated future cash flows. Considerable management judgment was necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.


     12. Income Taxes

     The net deferred tax asset (liability) as of December 31, 1997 and 1996, are as follows (in thousands):


                                                                     1997              1996
Deferred Tax Asset
     Net operating loss carry-forward..........................   $   20,798        $  15,480
     Excess of tax over book basis of assets due to
        write down of assets...................................       14,778            2,161
     Unconsolidated affiliates.................................            -              605
     Deposits..................................................          525              525
     Other.....................................................        1,691            2,059
                                                                      37,792           20,830
     Less:  valuation allowance................................      (19,167)          (7,055)

     Net deferred tax asset....................................       18,625           13,775
Deferred Tax Liability
     Excess of tax depreciation over book......................      (15,896)         (11,913)
     Unconsolidated affiliates................................          (417)               -
     Other.....................................................       (2,312)          (1,862)

     Net deferred tax liability................................      (18,625)         (13,775)
Net............................................................    $       -        $       -

     SFAS No. 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not, otherwise, a valuation allowance is applied. At December 31, 1997 and 1996, the Company determined that $19,167,000 and $7,055,000 respectively, of tax benefits did not meet the realization criteria because of the Company's history of operating results. Accordingly, a valuation allowance was applied to reserve the applicable deferred tax assets.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


The following summarizes the components of the income tax (provision) for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                 1997             1996             1995

Current....................................................   $        (49)     $        (69)     $      (196)
Deferred...................................................              -                 -             (205)
      Income Tax  (Provision)..............................   $        (49)     $        (69)     $      (401)


     Mississippi state income taxes were offset by a tax credit for state gaming taxes which are based on gross gaming revenues. The credit is the lesser of the annual total gaming taxes paid or the Mississippi state income tax. Credit carry-forwards are not permitted and may not be used on a combined company basis.

     A reconciliation of the "expected" income tax (provision) benefit assuming a 35% federal statutory rate to the income tax provision for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):


                                                                         1997                1996                 1995
"Expected" income tax  (provision) ...........................        $   (2,701)         $   (2,173)        $  (2,492)
Nondeductible items...........................................              (329)                (59)             (278)
Net operating loss carryforward...............................             2,981               2,163             2,369
  Income Tax  (Provision).....................................        $      (49)         $      (69)        $    (401)

     At December 31, 1997 and 1996, the Company had net operating loss carryforwards available for income tax purposes of approximately $59,000,000 and $44,000,000, respectively, which expire from 2009 to 2011.


     13. Stock Option Plan

     Under the 1993 stock option plan (the "Stock Option Plan"), options may be granted to purchase up to an aggregate of 1,000,000 shares of LLGC's common stock. All full-time officers and other key executives, as well as outside directors of LLGC, will be eligible to receive options. Options may be granted that either are intended to be incentive stock options or non-qualified stock options for income tax purposes. Each option granted will be exercisable in full at any time or from time to time as determined by the Compensation Committee, provided that no option may have a term exceeding ten years.

     During the years ended December 31, 1997, 1996 and 1995, 0, 177,000 and 43,000 stock options were granted, respectively, at exercise prices ranging from $2.50 to $3.12 per share. During 1997, 1996 and 1995, no options expired or were exercised; 80,000, 10,000 and 252,000 options were canceled, respectively.

     The Company accounts for the Stock Option Plan under APB No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


                                                                                           Years Ended December 31,
                                                                                    1997             1996           1995
                                                                                                  (In thousands)

        Net income (loss) applicable to common stockholders
              as reported.........................................                $(38,483)         $4,378         $5,146

        Pro Forma.................................................                $(38,997)         $4,054         $5,021

        Basic and diluted net income (loss) per share as
              reported............................................                 $ (1.31)          $0.15          $0.18
        Pro Forma.................................................                 $ (1.33)          $0.14          $0.17

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The options granted to date to various employees and outside directors vest ratably over 5 years, with an expiration 10 years from the date of issuance. Option prices were equal to or greater than market value on the date of issuance, and at December 31, 1997, the weighted-average issue price of the options was $2.64. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions; risk-free interest rates of 5.4%, 6.5% and 6.5% for 1997, 1996 and 1995, respectively; expected lives of 5 years for 1997, 1996 and 1995 and expected volatility of 213, 185 and 153 percent for 1997, 1996 and 1995, respectively. There are no expected dividend yields in 1997, 1996 and 1995.

     A summary of the status of the stock option plan and weighted average exercise prices ("WAEP") at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table below:


                                                                                Years Ended December 31,
                                                                  1997                     1996                         1995

                                                        Number of                  Number of                  Number of
                                                         Shares        WAEP         Shares        WAEP         Shares        WAEP

        Outstanding at beginning of year                    491        $2.91          324         $3.12          533        $3.12
        Granted                                               -            -          177          2.53           43         3.12
        Forfeited/Canceled                                  (80)        3.04         ( 10)         3.12         (252)        3.12
        Outstanding at end of year                          411         2.88          491          2.91          324         3.12
        Exercisable at year end                             175         3.10          121          3.12          118         3.12

        Weighted average fair value of options                         $2.07                      $2.02                     $1.93


     14. Employment Agreements

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

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



with the Agreements, Mr. Uboldi and Mr. Reid would receive life, disability, accident and health insurance benefits substantially similar to those they are receiving immediately prior to their termination for a 36-month period after such termination.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



     15. Related Party Transactions

     Effective January 1, 1996, the Company entered into several agreements with certain entities controlled by Mr. Tompkins, Chairman of the Board and Chief Executive Officer of the Company. Under a marketing agreement (the "License Agreement") with International Marco Polo Services, Inc., formerly known as Lady Luck Casino, Inc. ("IMPSI"), a corporation owned and controlled by Mr. Tompkins, the Company pays an annual licensing fee with respect to the Lady Luck name and the mailing list developed by Gemini, Inc. ("Gemini"), a subchapter S corporation wholly owned by Mr. Tompkins which does business as Lady Luck Casino/Hotel in Las Vegas, Nevada, to IMPSI. The licensing fee is equal to the greater of (a) 9% of the Company's EBITDA (calculated as EBITDA of the Company and all its subsidiaries and joint ventures (multiplied, in the case of the Bettendorf Joint Venture and the Missouri Project by the interest owned by the Company), excluding, among other things, all revenues and expenses arising from any casino or casino/hotel for which the Company is not the operator and which does not utilize the mailing list or Lady Luck name and excluding revenues from the lease of equipment owned by the Company to third parties or unconsolidated entities), and (b) $1,700,000 per year (as adjusted based on the U.S. Consumer Price Index Urban Annual Percent Change as published by the U.S. Department of Labor Bureau of Labor and Statistics from year to year (the "Consumer Price Index"). The Company has agreed to use the Lady Luck name on all existing and future casinos which it operates. The License Agreement provides that during any period of default in the payment of principal of or interest on the Company's 11 7/8% First Mortgage Notes due 2001, the Company will not pay (but will accrue on its books) any licensing fee due to IMPSI. Licensing fees for 1997 and 1996 totaled approximately $2,989,000 and $3,433,000, respectively.

     In addition, LLGC: (i) pays Gemini the sum of $300,000 per year as adjusted based on the Consumer Price Index for corporate office facilities and certain services with respect to such corporate office facilities, which for 1997 and 1996 totaled approximately $310,000 and $300,000, respectively; (ii) reimburses a related party of LLGC, wholly-owned by Mr. Tompkins, which performs marketing services on the Company's behalf, for certain allocated marketing, payroll, overhead and other costs, which for 1997 and 1996 totaled approximately $788,000 and $659,000; and, (iii) will no longer receive reimbursement from a wholly-owned corporation of Mr. Tompkins for the salary and benefits paid to Mr. Tompkins as Chairman of the Board and Chief Executive Officer of LLGC (collectively the "Management/License Fee Overhead Costs").

     Certain transactions have occurred between the Company and Marco Polo International Marketing, Inc. ("Marco Polo"), Gemini, Inc. ("Gemini"), and IMPSI, all companies wholly owned and controlled by Mr. Tompkins. The Company has incurred, on behalf of IMPSI and Marco Polo in accordance with management agreements, which were in force prior to January 1, 1996, expenses for certain individuals' salaries, wages and benefits which were reimbursed by those entities in the amount of $668,000 for the year ended December 31, 1995. In addition, the Company incurred $49,000, $7,000 and $30,000 of expenses for the years ended December 31, 1997, 1996 and 1995, respectively, which were related to marketing and other expenses and were reimbursed by Gemini.

     The Company reimbursed expenses in the amount of $219,000, for the year ended December 31, 1995, related to direct advertising and marketing costs that were paid for by Marco Polo. In addition, the Company incurred $40,000 and $14,000 of expenses related to marketing and other costs which were reimbursed by Marco Polo for the years ended December 31, 1997 and 1996, respectively. The Company also reimbursed Gemini for the approximate retail value of rooms, food and beverage, and other items provided to the Company by Gemini in the amount of $147,000, $129,000, and $146,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



     16. Litigation

     Shareholder Class Action Lawsuits

     The Company has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Exchange Act of 1933 and the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint. On October 8, 1997, the Company was served with an order of the court dismissing all of the Plaintiff's Section 10(b) and eleven of the Plaintiff's sixteen Section 11, 12 and 15 allegations with prejudice for failing to adequately state a claim. The court also ordered the Plaintiffs to and the Plaintiffs have filed an amended complaint regarding the five Section 11, 12 and 15 claims which were not dismissed with prejudice. While the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

     Greek Lawsuits

     The Company and certain of its joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7.3 million as of March 6, 1998 based upon published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The cases are still in their preliminary stages and their outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

     A Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgment against the Company in the amount of approximately 87.1 million drachma (which was approximately $301,000 as of March 6, 1998 based upon published exchange rates) plus interest. The Company has appealed the Court's decision. During the fourth quarter of 1997, the Company's Greek counsel informed the Company that it is more likely than not that the appellate court will not overturn the Athens Court of First Instance's decision. A reserve has been provided during the fourth quarter of 1997; however, the Company intends to continue to defend itself in this matter.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



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

     During November 1996, LLCC entered into a Memorandum of Understanding (the "Memorandum") with BWCC, Inc., which does business as Bullwhackers-Central City ("Bullwhackers"). The Memorandum provided for a combination of the respective companies' gaming establishments which currently operate on adjacent real property in Central City. As a result of the Memorandum, the parties negotiated and purportedly executed a definitive Operating Agreement and Lease Agreement in September 1997. During the fourth quarter of 1997, Bullwhackers refused to honor such definitive agreements and the Company has commenced suit against Bullwhackers accordingly.


     17. Commitments and Contingencies

     Lease Commitments

     LLGC on its own or through its operating subsidiaries, has entered into a series of leases and options to lease in various locations where it is operating or intends to develop and operate dockside casinos. The leases are primarily for a term of 40 years from the date of execution and are cancelable at the option of LLGC with a maximum period of notice of 60 days with the exception of certain leases entered into by LLB and LLG which are cancelable upon six months notice on the fifth anniversary of the commencement date of such leases and upon six months notice on any fifth anniversary date thereafter. In addition, LLGC, on its own or through its operating subsidiaries, has entered into certain options to either lease or purchase additional property in other states. Most of the leases are contingent upon regulatory approval of the lease and all leases contain certain periodic rent adjustments. Rent expense incurred under operating leases was approximately $7,885,000, $8,934,000 and $8,380,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Future minimum lease commitments under non-cancelable long-term operating leases for the years ending December 31, are as follows (in thousands):


     1998..............................................              $ 3,216
     1999..............................................                2,518
     2000..............................................                2,461
     2001..............................................                2,181
     2002..............................................                2,181
     Thereafter........................................               31,982
                  Total................................              $44,539

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



Construction Commitments

     Bettendorf Joint Venture

     The Bettendorf Joint Venture is currently constructing an expansion project pursuant to its master-plan at a cost of approximately $39.5 million. The project, which began construction June 23, 1997, is planned to include an approximately 260 room hotel with a fully enclosed walkway to the riverboat casino, 30-50 slip marina, a 500-car parking garage and a bypass over the nearby railroad to improve access. The project financing is non-recourse to the Company and includes a $17.5 million bank first mortgage note, a $5.0 million second mortgage from an affiliated company of BRDC, and $7.5 million in tax increment financing from the City of Bettendorf to be repaid from property taxes and in exchange for deeding the overpass to the City of Bettendorf. The cost of the overpass is not expected to exceed such financing from the City of Bettendorf. The balance of the expansion project's cost is to be paid from the Bettendorf Joint Venture's cash on hand. The project is scheduled to be completed in the Fall of 1998.

     Service Marine Vessel

     The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of December 31, 1997, approximately $6.0 million has been expended under this contract and approximately $1.9 million is included in construction payables. Construction has been discontinued and is not anticipated to resume until such time as a suitable development project proceeds.

     Natchez Site

     Lady Luck Natchez is required under its current lease to move its casino barge several hundred feet to another docking facility on land subject to the existing lease by February 1998. Management is continuing negotiations with the lessor to allow the casino to remain in its current location. Should such lease amendment not be available on terms satisfactory to the Company, the cost of relocating the barge is currently estimated not to exceed $2.0 million.

     Development Stage Projects

     In addition to its Operating Casinos, the Company has dockside or riverboat casino projects in various stages of development in Kimmswick, Missouri; Vicksburg, Mississippi; and Vancouver, British Columbia. The current status of each of these Development Stage Projects is described below.

     Kimmswick, Missouri

     The first two phases of the project, as planned, include a land-based hotel and casinos onboard two separate vessels (the "Missouri Project"). LLK has entered into an option to lease the Kimmswick Site. The proposed site is located on an approximately 45-acre parcel of land in Jefferson County, Missouri, approximately 25 miles south of St. Louis (the "Kimmswick Site").

     In 1997, LLK and Davis Gaming Company II ("Davis") mutually agreed to dissolve an agreement of general partnership to form a joint venture to operate the Missouri Project because the State of Missouri had not issued the project a gaming license on or prior to May 31, 1997. The Missouri Gaming Commission selects applicants at its discretion for investigation prior to licensing. LLK retained the rights to the Kimmswick Site and owns the Missouri Project's assets.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



     The Missouri Project is estimated to cost an additional $93.1 million to complete development of the first two phases. The proposed project has received the appropriate zoning approval from the Jefferson County Planning Commission and has received a U.S. Army Corps of Engineers 404 permit. However, a new permit might be necessary due to changes in the proposed project design subsequent to receiving the permit.

     During 1997, the Company continued its efforts towards obtaining a license for the Missouri Project and provided updated information to the Missouri Gaming Commission. However, the Missouri Gaming Commission investigates applicants at its discretion and has not yet selected the Company to be investigated. Furthermore, there can be no assurance that the Company will be selected or obtain such approvals from the Missouri Gaming Commission. While the Company intends to continue seeking license approval by the Missouri Gaming Commission, the eventual development of the Missouri Project may also be subject to: (i) satisfactory resolution of a November 1997 Missouri Supreme Court ruling that several existing Missouri gaming facilities are illegal due to not being located upon the Mississippi or Missouri rivers (the Kimmswick Site is located upon the Mississippi River, but resolution of the decision could delay selection of additional applicants for licensing investigation; (ii) the selection of three new Missouri Gaming Commission members, which the Company believes may not be overly familiar with the Company's application; (iii) gaming revenues in the major metropolitan areas of Missouri have not increased commensurate with recent increases in capacity, causing fears of competitive saturation; and, (iv) regulatory factors, including loss limits have generally caused gaming operations to underperform relative to facilities in neighboring jurisdictions without such restrictions.

     The Vicksburg Project

     The development as planned will include a riverboat casino, an approximate 200-room hotel, an 800-car parking garage, and additional amenities (the "Vicksburg Project"). The Vicksburg Project is expected to be located on approximately 23.9 acres of land owned by the Company immediately south of the I-20 bridge along the Mississippi River, with access to Washington Street, in Vicksburg, Mississippi.

     During 1997, the Company entered into an agreement (the "Horseshoe Joint Venture Agreement") with Horseshoe Gaming, LLC ("Horseshoe") to form a joint venture to complete and operate the Vicksburg Project. Under the terms of the joint venture agreement: (i) the Vicksburg Project will be operated by a wholly owned subsidiary of Horseshoe Gaming, LLC; (ii) Horseshoe will own an equity interest of 75%, with LLV holding the remaining 25%; and, (iii) the partners will contribute real property and other previously acquired assets with a combined agreed-upon value of approximately $42.0 million.

     A gaming license was granted to LLV on August 18, 1994 and has subsequently been renewed. As of December 31, 1997, the Company has invested approximately $14.4 million in the Vicksburg Project with a net investment remaining of approximately $8.2 million after project development cost write-downs and reserves for assets which may not be usable in the project as currently contemplated. Management's estimate of net realizable value is based upon assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg Site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property. The total cost of the project is initially estimated to be approximately $100.0 million including the agreed-upon value of contributed assets.

     The consummation of the transactions contemplated by the Horseshoe Joint Venture Agreement are subject to the fulfillment of several conditions (the "Conditions"), including but not limited to, the partners' future agreement as to the scope and cost of the project, required regulatory approval, and completion of project financing. The Horseshoe Joint Venture Agreement may be terminated by LLV or Horseshoe as of April 1, 1998 (the "Termination Date") if the Conditions are not satisfied or waived as of the Termination Date or without cause. The

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



Company does not believe that all of the Conditions will be satisfied prior to the Termination Date. While the Company does not currently intend to terminate the Horseshoe Joint Venture Agreement, there can be no assurance that LLV or Horseshoe will not terminate the Horseshoe Joint Venture Agreement. Furthermore, there can be no assurance that if consummated, that the joint venture will be successful.

     In addition, during the fourth quarter of 1996, the Mississippi Gaming Commission found a proposed casino site on the Big Black River unsuitable. The Big Black River is located about 13 miles from Vicksburg, between Vicksburg and Jackson, the major population base from which Vicksburg casinos draw.

     An affected landowner on the Big Black River sued the Gaming Commission after it rejected the site, and in the fourth quarter of 1997, a circuit court found the site suitable. The Mississippi Gaming Commission and City of Vicksburg have appealed the circuit court decision to the State Supreme Court.

     Casino developments on the Big Black River could significantly adversely affect operating casinos in Vicksburg, as well as the viability of the Vicksburg Project. While the Company believes that, based on previous rulings in favor of the Mississippi Gaming Commission, the Big Black River will not be found suitable for casino development, it will be some time before a ruling comes forth, and there can be no assurances that the circuit court ruling will be overturned.

     Lady Luck Vancouver

     The Company had previously, in the pre-development stage, entered into a management agreement with the Coquitlam Band to develop and manage a gaming facility to be located on tribal land approximately eight miles from downtown Vancouver, British Columbia, Canada. This agreement has been mutually terminated.

     The Province of British Columbia (the "Province"), through its Lotteries Advisory Committee (the "LAC") subsequently sent to interested parties a Request for Proposal ("RFP") relating to a planned expansion of gaming in the Province. The gaming expansion is intended to include destination-style casinos, limited to 30 table games and 300 slots, with the slot machines being provided and owned by the Province. Bingo halls may also be included in the projects. The Provincial government will participate in the revenue and net income generated by gaming operations, with an initial licensing period of ten years. In addition, local host governments will participate in the net income generated by projects in their respective jurisdictions for providing requisite services.

     The Company responded to the RFP during the fourth quarter of 1997, with a proposed project to be developed on Tsawwassen First Nation Band Reserve lands (the "Vancouver Project"), located about 20 miles south of downtown Vancouver. The Vancouver Project, which is expected to cost approximately $25.0 to $30.0 million, includes a 55,000 square foot gaming and entertainment facility and an 11,000 square foot Aboriginal cultural center, all to be located on approximately 20 acres. The proposed gaming facility will also include an 800-seat bingo hall.

     The LAC has been reviewing the various responses to the RFP, and has informed the Company that its response has successfully been short-listed. The Company is negotiating a development agreement with the Tsawwassen First Nation as host community, and expects to have it completed during the second quarter of 1998. The Company believes that the LAC will make selections of successful proponents during the second quarter of 1998. After a proponent is selected, it then must negotiate the various operating agreements with the Provincial government and obtain financing for the project. While the Company believes that it may be selected for a gaming license, there can be no assurances that it will be selected, nor that agreements with the Tsawwassen First Nation and Province of British Columbia can be successfully negotiated or that financing can be obtained. As of December 31, 1997, the Company has invested approximately $500,000 of capital in these projects (which was expensed when incurred) and does not anticipate investing additional material amounts of capital prior to licensing.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997





     Environmental Matters

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, such as the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, CERCLA, the Occupational Safety and Health Act, and similar state statutes.

     Although the Company knows of no pre-existing conditions at the intended sites for the Development Stage Projects that will result in any material environmental liability or delay, there can be no assurance that pre-existing conditions will not be discovered and result in material liability or delay to the Company.

     Other than those described, the Company has not made, and does not anticipate making, material expenditures with respect to such environmental protection, and health and safety laws and regulations. However, the compliance or cleanup costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations.

     Leverage

     The Company is highly leveraged. As of December 31, 1997, the Company's total indebtedness was approximately $181.3 million and its stockholders' deficit was approximately $32.2 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, such cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable


PART III

     The Board of Directors of LLGC has established June 3, 1998 as the annual meeting date of shareholders.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be set forth in LLGC's Proxy Statement for the 1998 Annual Meeting of Shareholders of LLGC, which information is incorporated by reference herein.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item will be set forth in LLGC's Proxy Statement for the 1998 Annual Meeting of Shareholders of LLGC, which information is incorporated by reference herein, excluding the Stock Price Performance Graph and the Compensation/Stock Option Committee Report on Executive Compensation.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be set forth in LLGC's Proxy Statement for the 1998 Annual Meeting of Shareholders of LLGC, which information is incorporated by reference herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be set forth in LLGC's Proxy Statement for the 1998 Annual Meeting of Shareholders of LLGC, which information is incorporated by reference herein.


ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1)       Financial Statements.

         Included in Part II of this Report:

         Report of Independent Accountants
         Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations -- for the years ended
            December 31, 1997, 1996 and 1995
         Consolidated Statements of Mandatory Cumulative Redeemable Preferred
            Stock and Stockholders'
               Equity (Deficit) -- for the years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Cash Flows -- for the years ended December 31, 1997, 1996 and 1995
                          Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules.



     Included in Part III of this Report -- Unconsolidated financial statements Lady Luck Bettendorf, L.C., an unconsolidated 50% or less owned investee accounted for under the equity method included in Item 14(d):

         Report of Independent Accountants
         Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations -- for the years ended
             December 31, 1997 and 1996 and the period from April 21, 1995 (commencement of operations) to December 31, 1995
         Condolidated Statements of Members' Equity (Deficit) -- for the years ended December 31, 1997 and 1996 and the period from April 21, 1995 (commencement of operations) to December 31, 1995
         Consolidated Statements of Cash Flows -- for the years ended
             December 31, 1997, 1996 and the period from April 21, 1995 (commencement of operations) to December 31, 1995
         Notes to Consolidated Financial Statements


     (a)(3) Exhibits.

Exhibit
Number             Description of Exhibits

3.1 Certificate of Incorporation of Lady Luck Gaming Corporation, as amended. Incorporated by reference to Exhibit 3.1 to the Form S-1 Registration Statement filed by Lady Luck Gaming Corporation under the Securities Exchange Act (No. 33-63930) (the "Form S-1").

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

4.27 Fourth  Supplemental  Indenture  by and  among  Lady  Luck  Gaming  Finance
     Corporation, the Guarantors named therein and First Trust National Association. Incorporated by reference to Exhibit 4.27 to the 1995 Form 10-K.

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

10.14Lease for parking lot in Central City, Colorado dated June 1, 1993 by and among Gold Coin Incorporated and J. Scott Bradley and Phyllis M. Brown (Lots 1-12). Incorporated by reference to Exhibit 10.21 to the Form S-4 Registration Statement previously filed under the Securities Exchange Act (No. 33-65232) (the "Form S-4, No. 65232").

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

10.22$2,300,000  Promissory Note of Gold Coin Incorporated dated April 28, 1993.
     Incorporated by reference to Exhibit 10.14 to the Form S-1.

10.23Warrant  Agreement  dated  April 1,  1993.  Incorporated  by  reference  to
     Exhibit 10.15 to the Form S-1.

10.24Amendment  to  Agreement  dated March 19, 1994 (sic) by and among Lady Luck
     Gaming Corporation, Old River Development, Inc. and D.J. Brata. Incorporated by reference to Exhibit 10.32 to the Form S-4 registration statement filed under the Securities Exchange Act (No. 33-77184) (the "Form S-4, No. 77184").

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

10.50Memorandum of Understanding  dated November 1996 between Gold Coin, Inc., a
     Delaware corporation and Colorado Gaming, Inc., a Colorado corporation.

10.51Partnership  Interest Redemption Agreement dated September 30, 1997 between
     Bally's Olympia Limited Partnership, a Delaware limited partnership, and Old River Development, Inc., a Mississippi corporation.

10.52Commercial Contract to Buy and Sell Real Estate dated February 6, 1998 between Gold Coin, Inc., a Delaware corporation and J.D. Carelli.

10.53Agreement for Purchase and Sale of Business Assets dated February 6, 1998 between Gold Coin, Inc., a Delaware corporation and Stage Stop Gaming Hall, Inc.

21   Subsidiaries of Lady Luck Gaming Corporation.

27   Financial Data Schedule


(b) Reports on Form 8-K.

     Form 8-K dated October 8, 1997 relating to Item 1.

(c) Exhibits.

(d) Financial Statement Schedules

  Lady Luck Bettendorf, L.C.

                           LADY LUCK BETTENDORF, L.C.

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996
             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Members of Lady Luck Bettendorf, L.C.:


We have audited the accompanying consolidated balance sheets of LADY LUCK BETTENDORF, L.C. (the "Company") (an Iowa limited liability company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in members' equity and cash flows for the years then ended and for the period April 21, 1995 (commencement of operations) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LADY LUCK BETTENDORF, L.C. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended and for the period April 21, 1995 to December 31, 1995, in conformity with generally accepted accounting principles.




                                                      ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 25, 1998

                           LADY LUCK BETTENDORF, L.C.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996

                             ASSETS                                      1997           1996

CURRENT ASSETS:
     Cash and cash equivalents                                        $3,839,000     $5,119,000
     Accounts receivable, net of allowance for doubtful
       accounts of $141,000 and $181,000, respectively                    27,000         10,000
     Inventories                                                         105,000        125,000
     Prepaid expenses and other current assets                           787,000        681,000
               Total current assets                                    4,758,000      5,935,000

PROPERTY AND EQUIPMENT:
     Buildings                                                         6,335,000              -
     Leasehold improvements                                            4,755,000      4,069,000
     Furniture, fixtures and equipment                                 8,178,000      7,042,000
                                                                      19,268,000     11,111,000
     Less: Accumulated depreciation                                   (3,311,000)    (1,822,000)
                                                                      15,957,000      9,289,000
     Construction in progress                                          9,502,000      3,146,000
             Total property and equipment, net                        25,459,000     12,435,000

     Other Assets                                                        732,000              -

     TOTAL ASSETS                                                    $30,949,000    $18,370,000

















  The accompanying notes are an integral part of these consolidated statements.

                           LADY LUCK BETTENDORF, L.C.

                        AS OF DECEMBER 31, 1997 AND 1996


                LIABILITIES AND MEMBERS' EQUITY:                      1997           1996

CURRENT LIABILITIES:
     Current portion of long-term debt                                $1,262,000     $1,245,000
     Current portion of capital lease                                     91,000              -
     Accounts payable                                                    345,000      1,334,000
     Accounts payable - affiliates                                       707,000        210,000
     Construction and retention payables                               3,102,000              -
     Accrued gaming taxes                                                723,000        610,000
     Accrued progressive & slot club liabilities                         694,000        590,000
     Other accrued liabilities                                         2,023,000      1,503,000
               Total current liabilities                               8,947,000      5,492,000

     Long-term capital lease, less current portion                        48,000              -
     Tax incremental financing payable                                 3,329,000              -
     Long-term debt, less current portion                                      -      1,107,000
              Total Liabilities                                       12,324,000      6,599,000


Members' Equity                                                       18,625,000     11,771,000
TOTAL LIABILITIES AND MEMBERS' EQUITY                                $30,949,000    $18,370,000


















  The accompanying notes are an integral part of these consolidated statements.

                           LADY LUCK BETTENDORF, L.C.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND FOR THE PERIOD APRIL 21, 1995
                (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1995



                                                              1997              1996             1995
REVENUES:
     Casino                                                $69,338,000       $62,202,000     $34,807,000
     Food and beverage                                       5,470,000         5,680,000       2,933,000
     Other                                                     883,000           664,000         385,000
               Gross revenues                               75,691,000        68,546,000      38,125,000
     Less:  Promotional allowances                          (4,079,000)       (3,344,000)     (1,650,000)

               Net revenues                                 71,612,000        65,202,000      36,475,000

COSTS AND EXPENSES:
     Casino                                                 18,343,000        16,080,000       9,057,000
     Food and beverage                                       1,537,000         2,413,000       1,572,000
     Gaming and admission taxes                             18,023,000        15,731,000       8,477,000
     Management fees - affiliates                            1,569,000         1,117,000         782,000
     Marine operations                                       2,372,000         2,340,000       1,515,000
     Selling, general and administrative                    15,145,000        12,766,000       7,688,000
     Rental expense - affiliates                             5,819,000         6,222,000       3,881,000
     Other expenses                                            519,000           945,000         437,000
     Depreciation                                            1,489,000         1,156,000         676,000
     Pre-opening expenses                                            -                 -       2,467,000

             Total costs and expenses                       64,816,000        58,770,000      36,552,000

                  Operating income(loss)                     6,796,000         6,432,000         (77,000)

     Interest income                                           139,000            51,000          34,000
     Interest expense                                          (81,000)         (301,000)       (368,000)

               NET INCOME(LOSS)                            $ 6,854,000      $  6,182,000      $ (411,000)


  The accompanying notes are an integral part of these consolidated statements.

                           LADY LUCK BETTENDORF, L.C.

              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND FOR THE PERIOD APRIL 21, 1995
                (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1995


                                                                      Bettendorf
                                                                      Riverfront
                                               Lady Luck             Development
                                            Quad Cities, Inc.        Company, L.C.           Total


Contributed capital                            $3,000,000             $3,000,000         $  6,000,000
Net Loss                                         (205,000)              (206,000)            (411,000)
Balance at December 31, 1995                    2,795,000              2,794,000            5,589,000

Net Income                                      3,091,000              3,091,000            6,182,000
Balance at December 31, 1996                   $5,886,000             $5,885,000          $11,771,000

Net Income                                      3,427,000              3,427,000            6,854,000

Balance at December 31, 1997                   $9,313,000             $9,312,000          $18,625,000






















 The accompanying notes are an integral part of these consolidated statements.

                           LADY LUCK BETTENDORF, L.C.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND FOR THE PERIOD APRIL 21, 1995
                (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1995


                                                                         1997            1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $6,854,000       $6,182,000   $  (411,000)
              Adjustments to reconcile net income(loss) to net cash
                  provided by operating activities:
     Depreciation                                                      1,489,000        1,156,000       676,000
     Pre-opening expenses                                                      -                -     2,467,000
     (Increase) decrease in operating assets:
           Accounts receivable, net                                      (17,000)          96,000      (106,000)
           Inventories                                                    20,000          (50,000)      (75,000)
           Prepaid expenses and other current assets                    (106,000)        (289,000)     (392,000)
     Increase (decrease) in operating liabilities:
           Accounts payable (including affiliates)                      (492,000)         562,000       982,000
           Accrued gaming taxes                                          113,000           76,000       534,000
           Accrued gaming liabilities                                    104,000          155,000       656,000
           Other current liabilities                                     520,000         (322,000)    1,604,000
     Net cash provided by operating activities                         8,485,000        7,566,000     5,935,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions                                 (7,979,000)      (1,362,000)   (5,049,000)
     Construction in progress                                         (6,356,000)        (727,000)   (2,419,000)
     Increase in retention payable and construction payable            3,102,000                -             -
     Pre-opening costs                                                         -                -    (2,467,000)
     Other assets                                                       (732,000)               -             -
     Net cash used in investing activities                           (11,965,000)      (2,089,000)   (9,935,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from borrowings                                        564,000          645,000     2,833,000
     Payments on debt                                                 (1,693,000)      (3,572,000)   (2,264,000)
     Proceeds from tax incremental financing                           3,329,000                -             -
     Proceeds from contributed capital                                         -                -     6,000,000
     Net cash provided by (used in) financing activities               2,200,000      (2,927,000)     6,569,000


 The accompanying notes are an integral part of these consolidated statements.

                           LADY LUCK BETTENDORF, L.C.

  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND FOR THE PERIOD APRIL 21, 1995
                (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1995


                                                                      1997            1996            1995

NET INCREASE IN CASH AND CASH                                         (1,280,000)       2,550,000     2,569,000
         EQUIVALENTS
CASH AND CASH EQUIVALENTS:
      Beginning of period                                              5,119,000        2,569,000             -
      End of period                                                 $  3,839,000       $5,119,000    $2,569,000
SUPPLEMENTAL DISCLOSURE:
      Cash paid for interest net of amounts capitalized of
$114,000, $100,000 and $50,000 for 1997, 1996 and
1995, respectively.                                                 $     81,000       $  301,000    $  368,000


 Supplemental Schedule of Non-Cash Investing and Financing Activities:

The Company entered into several contracts with manufacturers for the purchase of slot machines which totaled approximately $177,000, $67,000 and $4,643,000 for the years ended December 31, 1997, 1996 and the period ended December 31, 1995.

During 1996, approximately $2,556,000 of long-term debt was refinanced at more favorable terms to the Company.


















 The accompanying notes are an integral part of these consolidated statements.

                           LADY LUCK BETTENDORF, L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


1. THE COMPANY AND BASIS OF PRESENTATION

     Bettendorf Riverfront Development Company, L.C. ("BRDC") and Lady Luck Quad Cities, Inc. ("LLQC") formed an Iowa limited liability company, Lady Luck Bettendorf, L.C. (the "Company") for the purpose of operating a riverboat casino on the Mississippi River based in Bettendorf, Iowa. On October 21, 1997, Lady Luck Bettendorf Marina Corporation ("LLBMC"), a wholly owned subsidiary of the Company, was created for the purpose of owning the marina and parking garage. Under the terms of the Articles of Incorporation, the Company's term will expire in 2065. BRDC and LLQC each contributed $3.0 million for a 50% ownership interest in the Company. All net profits and losses from all operations of the Company are allocated equally between LLQC and BRDC. BRDC and LLQC are each represented by two managers with most management decisions of the Company requiring the approval of both members.

     The Company commenced operations on April 21, 1995. The Company is located on a leased parcel of land which is adjacent to Interstate 74 on the Mississippi River. The Company's operation consists of a 30,000 square foot casino on a gaming vessel, which is approximately 300 feet by 100 feet, an entertainment area for parties, shows, and special events and, as of December 31, 1997, a gaming area with approximately 44 table and card games and 948 slot machines. The vessel has gaming operations on three floors. The first floor has a 19th Century Iowa River theme, the second floor has a sports theme (including a 300 seat showroom) and the poker room is on the third floor. The vessel is certified for 2,500 passengers including crew. Other related facilities include a restaurant, gift shop, commercial center, sports bar and showroom and a 500 space parking garage. The Company's market is concentrated in a radius of 50 miles of the Quad City Area and the Chicago area serviced by ongoing bus programs.

     The Company is currently constructing a $39.5 million expansion project pursuant to its master plan. During the current year, the Company secured financing for $30 million to build a 260 room hotel, a 500 car parking garage, an overpass that would allow vehicles to cross over active railroad tracks and a 30-50 slip marina. Financing for this project has been obtained through a $17,500,000 mortgage with the Rock Island Bank, N.A. signed on June 23, 1997, a second mortgage with Cement Transportation Corporation for $5,000,000 signed on June 23, 1997 and a development agreement with the City of Bettendorf to secure $7,500,000 of tax incremental financing signed on June 17, 1997. The balance of the expansion project is to be paid from the Company's cash on hand. It is anticipated that the project will be completed in Fall 1998.

     As of December 31, 1997 no funds have been drawn down from either of the mortgages however, $3,329,000 has been funded by the City of Bettendorf through the development agreement. The construction of the parking garage was completed during the year and was opened to the public on November 26, 1997.

AGREEMENTS

City of Bettendorf "Development Agreement dated August 16, 1994"

     The Company entered into an agreement with the City of Bettendorf, a municipal corporation of the State of Iowa, for the purpose of developing a gaming operation in the City of Bettendorf. In return for certain conditions, the City of Bettendorf endorsed and supported the Company in obtaining an Iowa gaming license. The Company is in compliance with the conditions of the agreement as follows:

     a. The Company obtained an Iowa gaming license effective April 1, 1995 and began operations on April 21, 1995.

     b. The Company was to use commercially reasonable efforts to facilitate completion of the existing shopping center improvements so that the commercial center would be opened for business on or before September 1, 1996 (See Note 8). The commercial center was opened in October 1995 for the holiday season and is expected to be utilized as part of the hotel project discussed above.

     c. The Company is to pay a development fee to the City of Bettendorf of 2% on adjusted gross receipts exceeding $35,000,000 but not to exceed $44,000,000 during any twelve month period starting on the day gaming operations began, April 21, 1995. The maximum revenues subject to the 2% fee would be $9,000,000 resulting in maximum fees of $180,000. The Company has accrued fees of $165,000 and $180,000 as of December 31, 1997 and 1996, respectively.

     City of Bettendorf "Development Agreement dated June 17, 1997"

     The Company entered into an agreement with the City of Bettendorf, a municipal corporation of the State of Iowa, for the purpose of redeveloping a portion (24.6 acres) of the former J.I. Case property and immediate berth area around the Lady Luck boat as a joint project to be known as "The Bettendorf Downtown Riverfront Project".

     This project will include the construction of a 260 room waterfront hotel, a railroad overpass for vehicular access, a downtown riverfront parking center for 500 cars, improved area for public parking and marina and seasonal transient docking facilities. Management of the project will remain with the Company. As part of this agreement, the city will issue $7.5 million in tax incremental financing bonds or notes to help in the financing of the overpass, parking garage, marina and related site improvements. For the life of the bonds issued by the city, to enable financing of the city's obligations, the Company will pay incremental property taxes on the developed property assessed at a valuation of an amount of not less than $32 million. In the event that the taxes generated by the project do not fund the payment of the debt described, then the Company will pay the city an additional $0.25 per person for each person entering the boat. The city agreed to accept conveyance of the overpass from Lady Luck upon its completion. The cost of the overpass, parking garage and marina is not expected to exceed the financing from the City of Bettendorf.

     In the event that the construction of the marina is not completed before April 1, 1999 following completion of the hotel, the Company will pay the City $100,000 per month until the project has been completed. Pursuant to the Development Agreement, the parking center and marina improvements were transferred to LLBMC. The Board of Directors of LLBMC is comprised of the managers of the Company.

     As part of the agreement, the Company is also responsible for demolishing the Plaza building at 1823 State Street and preparing the site for donation back to the City. The Company is also responsible for paying to the City up to 50% of damages which may be awarded to certain businesses disrupted by this project. The Company does not expect its portion of the damages to exceed $150,000.


     Riverbend Regional Authority "Operator's Contract"

     The Company entered into an agreement with the Riverbend Regional Authority, an Iowa not-for- profit corporation (the "RRA") and the holder of the Iowa gaming license, to operate a gaming boat. The Company is in compliance with the conditions of the agreement as follows:

     a. The Company has obtained and is operating a riverboat gaming facility with a minimum capacity of 900 gaming positions.

     b. The Company is to pay RRA $1.00 for each of the first 500,000 admissions and $1.50 for each admission in excess thereof computed on an annual basis commencing on the date gaming operations began, April 21, 1995. These admission fees are paid weekly.

     c. If the adjusted gross gaming receipts exceed $44,000,000 during any twelve month period starting on the day gaming operations began, the Company is required to pay to RRA 2% of any such excess. The Company exceeded this level on or about April 15, 1997 and began to make these additional contributions weekly. The Company will pay these contributions weekly until April 20, 1998 (the end of the RRA fiscal year for this purpose) and has expensed these contributions evenly throughout the year.

     d. The Company has executed a "Development Agreement" with the City of Bettendorf as required by this agreement.


     Lady Luck Casino, Inc. "Casino Management Agreement"

     The Company entered into an agreement with Andrew H. Tompkins and Lady Luck Casino, Inc. ("LLCI"), a Nevada corporation, to manage the operations of the Company. In May 1996, Lady Luck Gaming Corporation ("LLGC") (the "Management Company"), a Delaware corporation, replaced LLCI as the manager of the casino. Andrew H. Tompkins, LLCI and LLGC are all affiliates of the Company. The Management Company is to supervise and control the Company's operations, provide marketing and accounting services, allow the use of the Lady Luck name in connection with the operations and access to the customer list. Cash payments made by the Company to LLCI, LLGC and their affiliates for services provided to the Company or payments made on behalf of the Company for insurance, marketing and advertising production, medical and other insurance, 401(k) plan contributions and other items totaled approximately $2,328,000, $1,885,000 and $998,000 for the years and period ended December 31, 1997, 1996 and 1995, respectively, excluding management fees and rental expenses paid to these related parties. The Management Company believes that all expenses and costs applicable to the Company are reflected in the accompanying financial statements on a basis which is representative of what they would have been if the Company operated on a stand-alone basis. Highlights of the agreement are as follows:

     a. Term - The term of the "Casino Management Agreement" is from September 30, 1994 to September 30, 2033.

     b. Management Fee - A management fee of 2% of gaming gross revenues (as defined) plus 7% of earnings before income tax, depreciation and amortization (as defined), together not to exceed 4% of the annual casino gross revenue (as defined), will be paid to the Management Company. Effective in June 1996, the management fee was reduced by $37,500 per month. The management fees incurred during the periods ended December 31, 1997, 1996 and 1995 were approximately $1,569,000, $1,117,000 and $782,000, respectively. The outstanding and unpaid management fees at December 31, 1997 and 1996, were approximately $81,000 and $70,000, respectively. BRDC will provide consulting services concerning licensing, staffing, and management of the marine aspects of the gaming vessel and any land based development. The Management Company is to pay part of its fee, up to $325,000 annually, to BRDC for these consulting services.

     c. Working Capital Reserve - The agreement requires that $500,000 be maintained in a casino bank account (as defined) as working capital for all financial needs of the casino. At December 31, 1997 and 1996, the casino bank account had a book balance of approximately $656,000 and $2,400,000, respectively.

     d. Maintenance Capital Improvements and Furniture, Fixtures and Equipment "Replacement Reserve Account" - The Management Company is required to reserve a percentage of casino gross revenues (as defined) each year (the "Replacement Reserve Account") to pay the cost of additions to and replacements of furniture, fixtures and equipment, and to provide for capital improvements as follows:

                  -        1st operating year                             1.5%
                  -        2nd operating year                             2.5%
                  -        3rd operating year                             3.0%
                  -        4th operating year                             4.0%
                  -        5th operating year and each year thereafter    5.0%

     Although funds have not been segregated into a replacement account, this requirement has been constructively met. The Company has made and paid for replacements and capital improvements from the casino bank account, in excess of the approximately $2,080,000 and $1,555,000 that should have been funded as of December 31, 1997 and 1996, respectively.


2. CERTAIN RISKS AND UNCERTAINTIES

     The Company's operations are dependent on the continued licensing or qualification of the Company. Such licensing and qualification are reviewed periodically by the gaming authorities in this state.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

     b. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c. Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with original maturity of three months or less as cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value.

     d. Inventories - Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market value.

     e. Property and Equipment - Property and equipment are stated at cost. Included in the cost of the commercial center, hotel and parking garage is interest incurred during the construction period of approximately $114,000 and $100,000 incurred in 1997 and 1996, respectively. Depreciation is computed using predominantly the straight-line method. Estimated useful lives for financial reporting purposes are as follows:

           Buildings                                           40 years
           Leasehold improvements                              15-20 years
           Furniture, fixtures and equipment                   5-7 years

     Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Portions of property, furniture, fixtures and equipment are pledged as collateral for long-term debt (See Note 5).

     f. Revenue Recognition - In accordance with gaming industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots and certain table games. Such anticipated jackpot payments are reflected as current liabilities in the accompanying balance sheets. Revenues from food, beverage, entertainment and the gift shop are recognized at the time the related service or sale is performed/made.

     g. Promotional Allowances - The retail value of food, beverage and other items provided on a complimentary basis to customers without charge are included in gross revenues and then deducted as promotional allowances. The estimated cost of providing these promotional allowances are included in casino departmental expenses for the years ended December 31, 1997, 1996 and 1995 as follows:

                                 1997               1996            1995
Food and Beverage            $3,392,000         $2,981,000       $1,693,000
Entertainment                   545,000            415,000                -
Gift Shop                        48,000             50,000           45,000
  Total                      $3,985,000         $3,446,000       $1,738,000

     h. Mad Money Estimates - The Company provides slot patrons incentives based on the dollar amount of play on slot machines. An accrual has been established based of an estimate on the outstanding value, utilizing the age and prior history of redemptions. This amount is reflected as a current liability on the accompanying balance sheets.

     i. Advertising - Advertising costs are expensed the first time such advertisement appears. Total advertising costs (including direct mail marketing) were approximately $1,497,000, $1,399,000 and $1,050,000 in 1997, 1996 and 1995,
respectively.

     j. Pre-Opening Costs - Pre-opening costs include direct incremental project salaries and other pre-opening costs incurred during the pre-opening phase of projects. Pre-opening costs directly related to construction of projects were capitalized as incurred and were charged to expense in the period each project commenced operations.

     k. Income Taxes - No provision for U.S. Federal income taxes or state income taxes is recorded in the financial statements as such liability is the responsibility of the members.

     l. Reclassifications - Certain prior year balances have been reclassified to conform to current year presentation and have no impact on net income.


4. PROPERTY AND EQUIPMENT

         Building consists of the following as of December 31, 1997:

            Parking Garage                                   $ 2,969,000
            Commercial Center                                  2,994,000
            Plaza Building                                       372,000
                 Total:                                      $ 6,335,000

     Included in Construction in Progress are costs of $9,210,000 associated with the 260 room hotel under construction as of December 31, 1997.

5. DEBT

     At December 31, 1997 and 1996, long-term debt consisted of the following:

a.     Northwest Bank and Trust Co. - Interest of
       9.25%; principal payment of $100,000 per
       month plus interest; due on demand not
       earlier than February 1998 and no later than
       October, 1998; collateralized by gaming
       equipment and guaranteed up to $1,600,000
       in 1996 and $1,100,000 in 1997 by affiliates
       of BRDC.                                                            $   1,100,000                 $ 2,300,000

b.     Sigma Note - Imputed interest of 8%;
       payment of $3,716 per month; for eighteen
       months; due in March 1998; collateralized by
       gaming equipment.                                                          11,000                      52,000

c.     Rock Island Bank Loan - Imputed interest of
       9.25%, payment of $17,806 per month; for
       19 months; due in October 1998;
       collateralized by certain business
       improvements.                                                             151,000                           -
                                                                               1,262,000                   2,352,000
       Less:  current portion                                               (  1,262,000)                 (1,245,000)
              Total long-term debt                                         $           -                 $ 1,107,000


     The Company entered into a first mortgage agreement with Rock Island Bank, N.A. for a loan of $17,500,000 on June 23, 1997. Security has been provided through a pledge of the expansion project's assets; including a first mortgage on the hotel, parking garage, retail center and auxiliary dockside facilities, a collateral assignment of the land lease and a pledge of net revenues from ongoing operations. The loan will be for the period of ten years after the date of the hotel opening. The loan will be interest bearing at 350 basis points over the five-year treasury rate. At December 31, 1997 no debt had been drawn down on this facility.

     The Company has also entered into a second mortgage agreement on May 27, 1997 with Cement Transportation Corporation ("CTC"), a related party, in the amount of $5,000,000. Security has been provided through the second mortgage on the future hotel, dockside facilities and retail space. The loan will be for the period of five years. The loan will be interest bearing at a rate of 12% over the life of the loan. The agreement requires the Company to pay a minimum of 45% of its net earnings (as defined) annually until the loan is repaid. In addition, pursuant to the agreement, no distributions can be made to the members, other than those payments to CTC to pay off this loan until such time as the CTC loan is paid in full. The first mortgage agreement with Rock Island Bank also prevents greater than 45% of net earnings to be made in any one year in respect to the second mortgage. At December 31, 1997 no debt had been drawn down on this facility.

6. CAPITAL LEASES

     In July 1997, the Company entered into a two-year capital lease agreement to purchase certain gaming equipment with a fair market value of $130,000 at an interest rate of 8%. In October 1997, the Company entered into a two-year lease agreement to purchase certain operating equipment with a fair market value of $48,000 at an interest rate of 8%. The future lease payments under the lease, together with the present value of the lease payments, consisted of the following at December 31, 1997:


1998                                       $  96,000
1999                                          53,000
Thereafter                                         -
Minimum lease payments                       149,000
Less amounts representing
         interest                            (10,000)
                                            $139,000


7. OTHER ACCRUED LIABILITIES

   Accrued liabilities consist of the following as of December 31,:

                                                   1997             1996
   Accrued salaries, vacation and bonuses       $  717,000      $   481,000
   Accrued management fee - affiliates              81,000           70,000
   Accrued advertising - affiliate                 109,000                -
   Accrued property taxes                          269,000          479,000
   Token and chip liability                        199,000          221,000
   Other                                           648,000          252,000
     Total accrued liabilities                  $2,023,000      $ 1,503,000


8. RELATED PARTY TRANSACTIONS

     The Company purchased property from a related party as follows:

     In order to complete the obligations of the Development Agreement dated June 17, 1997 with the City of Bettendorf, the Company purchased the Plaza
Building located at 1823 State Street from Green Bridge Company, a related party, for $372,000. These premises will be demolished at an estimated cost of $180,000 including environmental remediation before December 31, 1999.

     The Company entered into a loan facility with a related party as follows:

     The Company entered into a second mortgage agreement on May 27, 1997 with "Cement Transportation Corporation" a related party, for a loan of $5,000,000. Security has been provided through the future hotel, dockside facilities, and retail facility. The loan will be for the period of five years after the date of the hotel opening. The loan will be interest bearing at 12% over the life of the loan (see Note 5).

     The Company has entered into long-term operating leases with related parties. They are as follows:

     a. Land - The Company has entered into a long-term operating lease agreement with BRDC. The lease is for an initial term of 10 years, expiring May 2005, with nine 10 year options. The parties have set the lease payment at $150,000 per month, based on a negotiated value. The Company has an option to purchase the land during the initial term of the lease for its appraised fair market value.

     b. Boat - The Company has entered into a long-term operating lease, a charter hire lease, with LLGC and Lady Luck Kimmswick, Inc., a Missouri corporation. This lease is for an initial term of 5 years with a 10 year renewal option. The lease payment is $189,000 per month, before use tax. The Company has an option to purchase the Boat during the initial term of lease for its appraised fair market value.

     c. Equipment - The Company has entered into a long-term operating lease with Lady Luck Gaming Finance Corporation to lease equipment. The lease is for an initial term of 36 months, expiring April 1998, with two 1 year renewal options. Effective January 1, 1998, the Company exercised its option to purchase this equipment prior to the expiration of the lease for approximately $712,000, the fair market value as of December 31, 1997. The lease payment of $122,000 per month was modified in June, 1996 via a written agreement between the parties. Previously, the Company had been paying $100,000 per month.


9. COMMERCIAL CENTER DEVELOPMENT

     In October 1995, the Company completed construction of a 90,000 square foot center. The retail center will open for operations upon completion of the hotel facilities. The Company's plans for the center include retail, restaurant, and banquet facilities in connection with the development of the full-service hotel, on the site adjacent to the center. As the Company executes these plans, additional tenant and other construction costs will be incurred, the amount of which depends on the specific plan. Management intends to fund these costs from operations.


10. LITIGATION

     The Company is party to various litigation arising in the normal course of business. Management is of the opinion that ultimate resolution of these matters will not have a material effect on the financial position or the results of operations of the Company.

11. COMMITMENTS AND CONTINGENCIES

     Lease Commitments - Future minimum lease payments for the land, boat and gaming equipment required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 1997, are as follows:

                           1998               4,391,000
                           1999               4,265,000
                           2000               4,224,000
                           2001               4,202,000
                           2002               4,202,000
                           Thereafter        74,564,000
                           Total            $95,848,000

     Management intends to renew the boat lease for an additional 10 years and the land lease for an additional 30 years, these renewal options have been assumed in the above disclosure.


12. SUBSEQUENT EVENTS

     a. Effective January 1, 1998, the Company entered into an agreement with Lady Luck Gaming Finance Corporation to purchase equipment that had previously been leased under an operating lease. The purchase price was based on the fair market value of the equipment, which was approximately $712,000 at December 31, 1997.

     b. On January 26, 1998 the Company drew down $1,250,000 from its second mortgage agreement with Cement Transportation Corporation.

     c. On February 2, 1998 and February 13, 1998, the Company received $45,000 and $215,000, respectively in relation to additional tax incremental financing from the city.

     d. On February 20, 1998, the Company drew down $1,870,000 from its first mortgage agreement with the Rock Island Bank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADY LUCK GAMING CORPORATION


By                 /s/ Andrew H. Tompkins
                   Andrew H. Tompkins
                   (Chairman of the Board and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Andrew H. Tompkins                                            March 30, 1998
Andrew H. Tompkins
(Chairman of the Board, Principal Executive Officer
      and Director)

/s/ Alain Uboldi                                                  March 30, 1998
Alain Uboldi
(President, Chief Operating Officer
      and Director)

/s/ Lawrence P. Tombari                                           March 30, 1998
Lawrence P. Tombari
(Senior Vice President, Chief Financial Officer
      and Principal Financial Officer)

/s/ James D. Bowen                                                March 30, 1998
James D. Bowen
(Vice President Finance
      and Principal Accounting Officer)

/s/ Rory J. Reid                                                  March 30, 1998
Rory J. Reid
(Senior Vice President, General Counsel,
      Secretary and Director)

/s/ Minxin Pei                                                    March 30, 1998
Minxin Pei
(Director)

/s/ Anthony J. Drexel Biddle III                                  March 30, 1998
Anthony J. Drexel Biddle III
(Director)

/s/ James A. Bilbray                                              March 30, 1998
James A. Bilbray
(Director)

/s/ Charles Brewer                                                March 30, 1998
Charles Brewer
(Director)