Form 10-Q
period 1998-03-31
LADY LUCK GAMING CORP
filed 1998-05-14
CIK 906527

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1998
                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes                                 No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 1, 1998, there were 29,285,698 shares of common stock, $.001 par value per share, outstanding.

PART I            FINANCIAL INFORMATION

         Item 1.           FINANCIAL STATEMENTS

                                                   LADY LUCK GAMING CORPORATION
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (in thousands)
                                                            (Unaudited)

                                                               ASSETS

                                                                    March 31, 1998          December  31, 1997
Current assets:
     Cash and cash equivalents................................     $          25,670          $         19,552
     Restricted cash..........................................                 9,810                    15,388
     Accounts receivable, net.................................                   969                       786
     Inventories..............................................                   982                       957
     Assets held for sale.....................................                   712                     2,791
     Prepaid expenses.........................................                 2,224                     2,456
         Total current assets.................................                40,367                    41,930

Property and equipment, net of accumulated
     depreciation and amortization of $26,118 and
     $26,525 as of March 31, 1998 and December 31,
     1997, respectively.......................................               127,131                   128,375


Other assets:
     Deferred financing fees and costs, net of
         accumulated amortization of $3,564 and
         $3,347 as of March 31, 1998 and
         December 31, 1997, respectively......................                 2,523                     2,740
     Investment in unconsolidated affiliates, net                             10,781                     9,313
     Other....................................................                 2,739                     2,948
                                                                              16,043                    15,001
TOTAL ASSETS..................................................     $         183,541         $         185,306

















     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                                   LADY LUCK GAMING CORPORATION
                                         CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                                          (in thousands)
                                                            (Unaudited)


                                                   LIABILITIES AND STOCKHOLDERS'

                                                                    March 31, 1998           December 31, 1997

Current liabilities:
     Current portion of long-term debt........................     $           1,279         $           4,481
     Accrued interest.........................................                 1,861                     1,846
     Accounts payable.........................................                 4,065                     5,178
     Construction and retention payables                                       1,952                     1,957
     Accrued property taxes...................................                   637                     1,375
     Other accrued liabilities................................                 8,437                     7,421
         Total current liabilities............................                18,231                    22,258

Long-term debt:
     Mortgage notes payable...................................               173,500                   173,500
     Other long-term debt.....................................                 3,019                     3,314
         Total long-term debt.................................               176,519                   176,814

              Total liabilities...............................               194,750                   199,072

Commitments and contingencies (Notes 5 through 10)

Series A mandatory cumulative redeemable preferred
     stock, $43.66 and $42.44, as of March 31, 1998
     and December 31, 1997, respectively per share
     liquidation value, 1,800,000 shares authorized,
     433,638 shares issued and outstanding                                    18,931                    18,402

Stockholders' deficit:
     Common stock, $.001 par value, 75,000,000
         shares authorized, 29,285,698 shares issued
         and outstanding .....................................                    29                        29
     Additional paid-in capital...............................                31,382                    31,382
     Accumulated deficit......................................               (61,551)                  (63,579)
         Total stockholders' deficit..........................               (30,140)                  (32,168)
TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT....................................      $        183,541         $         185,306











     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                                   LADY LUCK GAMING CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  1998                1997
Revenues:
     Casino..........................................                           $ 36,478            $ 36,799
     Food and beverage...............................                              4,688               4,439
     Hotel...........................................                                995                 991
     Equity in net income of unconsolidated
        affiliates...................................                              1,468                 942
     Other...........................................                              1,002               1,430
         Gross revenues..............................                             44,631              44,601
         Less: Promotional allowances................                             (3,958)             (3,393)
         Net revenues................................                             40,673              41,208

Costs and expenses:
     Casino..........................................                             15,432              14,899
     Food and beverage...............................                              1,477               1,688
     Hotel...........................................                                267                 563
     Other...........................................                                 61                  74
     Selling, general and
         administrative..............................                             12,696              13,384
     Related party management/license fees                                           457                 514
     Depreciation and amortization...................                              2,390               2,953
         Total costs and expenses....................                             32,780              34,075

Operating income ....................................                              7,893               7,133

Other income (expense):
     Interest income.................................                                263                 159
     Interest expense................................                             (5,584)             (5,672)
     Other...........................................                                 -                   52
         Total other income (expense)................                             (5,321)             (5,461)

Income before income tax provision...................                              2,572               1,672

Income tax provision.................................                                 15                   -
                                                                                --------            --------

NET INCOME...........................................                              2,557               1,672

Preferred stock dividends............................                               (529)               (472)
Income applicable to common stockholders                                       $   2,028           $   1,200

BASIC AND DILUTED NET INCOME PER SHARE

     Applicable to common stockholders                                         $    0.07           $    0.04

Weighted average number of common shares
     outstanding.....................................                         29,285,698          29,285,698



     The accompanying notes are an integral part of these condensed consolidated statements.


                                                      LADY LUCK GAMING CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (in thousands)
                                                               (Unaudited)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                           1998                          1997

Cash flows from operating activities:
    Net income...................................                        $ 2,557                     $  1,672
    Adjustments to reconcile net
       income to net cash provided by
       (used in) operating activities:
    Depreciation and amortization                                          2,390                        2,953
    Amortization of bond offering
       fees and costs............................                            217                          217
    Equity in net income of unconsolidated
       affiliates................................                         (1,468)                        (942)
    (Increase) decrease in assets:
       Accounts receivable.......................                           (183)                         284
       Inventories...............................                            (25)                         (41)
       Prepaid expenses..........................                            232                          130
    Increase (decrease) in liabilities:
       Accounts payable..........................                         (1,113)                       1,102
       Other accrued liabilities.................                            333                         (111)
Net cash provided by (used in)
    operating activities.........................                          2,940                        5.264

Cash flows from investing activities:
    Purchase of property and equipment...........                         (1,571)                        (698)
    Restricted cash..............................                          5,578                           -
    Other........................................                            205                         (183)
Net cash provided by (used in) investing
    activities...................................                          4,212                         (876)


















     The accompanying notes are an integral part of these condensed consolidated statements.


                                                      LADY LUCK GAMING CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                              (in thousands, except supplemental schedule)
                                                               (Unaudited)



                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           1998                        1997

Cash flows from financing activities:
    Payments on debt and slot contracts.........                          (1,034)                      (1,022)
Net cash provided by (used in) financing
    activities..................................                          (1,034)                      (1,022)

Net increase (decrease) in cash and cash
    equivalents.................................                           6,118                        3,366
Cash and cash equivalents,
    beginning of period.........................                          19,552                       15,490
Cash and cash equivalents, end of period                              $   25,670                   $   18,856


Supplemental disclosures of cash flow
    information:
       Cash paid during the period for
          interest..............................                       $   5,353                    $   5,402


Supplemental Schedule of Non-Cash Investing and Financing Activities:


The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $529,000 and $472,000 in unpaid accrued
dividends   for  the  three  month  periods  ended  March  31,  1998  and  1997, respectively.

The Company entered into several contracts with manufacturers for the purchase of slot machines and other assets which totaled approximately $287,000 and $280,000 for the three month periods ended March 31, 1998 and 1997, respectively.

Effective February 19, 1998, a subsidiary of the Company sold substantially all of its real property and operating assets to the holder of its mortgage note in exchange for forgiveness of the $2.8 million mortgage note and the assumption of certain liabilities.











     The accompanying notes an integral part of these condensed consolidated statements.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   The Company and Basis of Presentation

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three month period ended March 31, 1998 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management is the evaluation of the recoverability of the carrying values of the land held for development. The Company has made certain financial statement reclassifications for the three month period ended March 31, 1997 in order to classify amounts in a manner consistent with the three month period ended March 31, 1998.

     The  consolidated  financial  statements  of Lady Luck  Gaming  Corporation
("LLGC"), a Delaware corporation, include the accounts of LLGC and its subsidiaries (collectively the "Company"). The Company's operations primarily include those of LLGC, Lady Luck Gaming Finance Corporation ("LLGFC"), a Delaware corporation; Lady Luck Mississippi, Inc. ("LLM"), Lady Luck Biloxi, Inc. ("LLB"), Magnolia Lady, Inc. ("MLI"), and Lady Luck Tunica ("LLT"), each a Mississippi corporation (collectively the "Mississippi Companies"). The Company also owns an interest in a joint venture with Bettendorf Riverfront Development Company ("BRDC") and previously owned an investment in a joint venture with Bally's Entertainment Corp. ("Bally's") (see Note 4) which are and have been accounted for under the equity method. LLGC and its subsidiaries were organized to develop and operate gaming and hotel properties in emerging jurisdictions.

     LLGC and LLGFC were formed in February 1993. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi and acquired and took over operation of the 147-room River Park Hotel in Natchez, Mississippi on April 15, 1996; Lady Luck Central City, Inc., formerly Gold Coin Incorporated ("LLCC"), a Delaware corporation and subsidiary of the Company, opened on May 28, 1993 and sold its real property and operating assets and ceased operations effective February 19, 1998 (see Note 9); LLB began dockside casino operations on December 13, 1993 in Biloxi, Mississippi; MLI, which does business as Lady Luck Rhythm & Blues, commenced dockside gaming operations on June 27, 1994 in Coahoma County, Mississippi, commenced operation of a 173-room hotel on August 16, 1994, commenced gaming operations of Country Casino and the Pavilion on May 21, 1996 and acquired and took over operation of the 120- room Riverbluff Hotel in Helena, Arkansas on July 3, 1996; Lady Luck Quad Cities, Inc. ("LLQC"), a Delaware corporation and subsidiary of the Company, formed a joint venture with BRDC (the "Bettendorf Joint Venture") to operate a casino in Bettendorf, Iowa which commenced operation on April 21, 1995 (see Note 4); Old River Development, Inc., a subsidiary of the Company, commenced operation of a 240-room hotel on August 24, 1994, contributed it to the Bally's Joint Venture in March 1995 and sold its equity investment to Bally's effective September 30, 1997 (see Note 4); and, L.L. Gaming Reservations, Inc., a Nevada corporation and subsidiary of the Company, began operating a central reservations center for the Company's hotels September 3, 1996. Lady Luck Vicksburg, Inc. ("LLV"), a subsidiary of the Company and Lady Luck Kimmswick, Inc. ("LLK"), a 93% owned subsidiary of the Company and a Missouri corporation, are in various stages of development and have no operating history.


2.   Certain Risks and Uncertainties

     The Company's operations in Mississippi and Iowa are dependent on the continued licensability or qualifications of the Company and its subsidiaries that hold the gaming licenses in these jurisdictions. Such licensing and qualifications are reviewed periodically by the gaming authorities in these states.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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


3.   Net Income Per Share

     As of December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes new accounting standards for the computation and financial statement presentation of earnings per share data. The adoption of SFAS No. 128 did not affect the Company's earnings per share calculations. As of March 31, 1998, options to purchase 408,000 shares of common stock at exercise prices ranging from $2.50 to $3.12 per share were outstanding and could potentially dilute earnings per share in future periods. The related weighted average number of common shares were not included in the computations of earnings per share because the options' exercise prices were greater than the average market prices of common stock during the three month periods ended March 31, 1998 and 1997.

     The Company is considering an amendment to the Amended Certificate of Incorporation of the Company in order to enable the Company to effect a 1-for-6 reverse stock split and an increase in the par value of the Company's Common Stock from $0.001 to %0.006.


4.   Investment in Unconsolidated Affiliates

     The Company's investment in the joint ventures with BRDC and its former investment in the joint venture with Bally's are accounted for under the equity method and the Company's portion of income or loss from the joint ventures is included in Equity in Net Income of Unconsolidated Affiliates in the accompanying Consolidated Statements of Operations for the three month periods ended March 31, 1998 and 1997.

     Bettendorf Joint Venture

     In December 1994, the Company entered into a joint venture (the "Bettendorf Joint Venture") with BRDC to complete and operate a casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). The joint venture agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC is leasing certain real property to the Bettendorf Joint Venture at a lease rate equal to $150,000 per month. The Company is leasing a gaming vessel with a cost of $21,635,000 and a carrying value net of accumulated depreciation as of March 31, 1998 of $19,847,000 to the Bettendorf Joint Venture for approximately $189,000 per month, which amount was determined based upon arms-length negotiations between the Company and BRDC and the Company's cost of capital at the time. In addition, from inception of the Bettendorf Joint Venture through December 31, 1997, the Company had been leasing certain gaming equipment to the Bettendorf Joint Venture with a cost of $3,705,000 for approximately $122,000 per month, its fair market rental value. An agreement has been reached pursuant to the gaming equipment lease to sell the gaming equipment to the Bettendorf Joint Venture, effective January 1, 1998. As of March 31, 1998, the equipment is included in assets held for sale. A sales price of $712,000 has been negotiated and is expected to be received during the three month period ending June 30, 1998. Accordingly, the Company has not received rental income from such equipment during the three month period ended March 31, 1998. The Company's rental income relating to the gaming vessel lease was $567,000 for each of the three month periods ended March 31, 1998 and 1997. The Company's rental income relating to the gaming equipment lease was $366,000 for the three month period ended March 31, 1997.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Lady Luck Bettendorf commenced operations on April 21, 1995. All net profits and losses from all operations of Lady Luck Bettendorf are allocated equally between the Company and BRDC. Effective January 1, 1996, the Company was granted the right to manage Lady Luck Bettendorf with substantially the same terms and fees as the Company's wholly-owned casinos, less $37,500 abated per month, with up to $325,000 annually of the fees received by the Company paid to BRDC as consultants.

     Lady Luck Bettendorf incurred management fees for the three month periods ended March 31, 1998 and 1997 as follows (in thousands):

                                                    Three Months Ended March 31,
                                                         1998          1997
Lady Luck Bettendorf management fees,
      net of monthly abatement                          $ 508         $ 359

     The Bettendorf Joint Venture is currently constructing a $39.5 million expansion project pursuant to its master-plan (See Note 8).

     Summarized balance sheet information for the Bettendorf Joint Venture as of March 31, 1998 and December 31, 1997 is as follows (in thousands):

                                                              March 31, 1998          December 31, 1997

         Current assets                                        $       5,959                $     4,758
         Other                                                           870                        732
         Property and equipment, net                                  34,153                     25,459
           Total assets                                        $      40,982                $    30,949

         Current liabilities                                   $      13,645                $    12,276
         Long-term liabilities                                         5,776                         48
         Members' equity                                              21,561                     18,625
           Total liabilities and
              members' equity                                  $      40,982                $    30,949

     Summarized results of operations for the Bettendorf Joint Venture for each of the three month periods ended March 31, 1998 and 1997 are as follows (in thousands):

                                                                              1998                   1997

         Net revenues                                                    $    19,125             $    17,417
         Costs and expenses                                                   16,189                  15,976
         Net income                                                      $     2,936             $     1,441

     A summary of changes in the Company's investment in the Bettendorf Joint Venture for each of the three month periods ended March 31, 1998 and 1997 are as follows (in thousands):

                                                                              1998                    1997

         Beginning investment                                            $     9,313             $     5,886
         Equity in net income
           of unconsolidated affiliate                                         1,468                     720
         Ending investment                                               $    10,781             $     6,606

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Included in the Company's Retained Earnings at March 31, 1998 is $7,781,000 of undistributed earnings of the Bettendorf Joint Venture.

     Bally's Joint Venture

     The Company entered an agreement effective September 30, 1997 to sell its 35% minority interest in Bally's Saloon, Gambling Hall and Hotel in Tunica, Mississippi to Hilton Hotels Corporation, the majority owner and manager of the property (the "Partnership Interest Redemption Agreement") (See Note 5).


5.   Long-Term Debt

     At March 31, 1998 and December 31, 1997, long-term debt consisted of the following (in thousands):

                                                                               March 31, 1998         December 31, 1997
               11 7/8% First Mortgage Notes; quarterly
                   payments of interest only; due March 2001;
                   collateralized by substantially all assets of the
                   Company and guaranteed by LLGC...........................        $  173,500              $  173,500

               Note payable to a corporation; monthly payments of
                   interest only at 10%; principal due July 2001,
                   collateralized by a deed of trust (See Note 9)                            -                   2,750

               Note payable to a corporation; annual payments of
                   principal of $119 plus accrued interest at 8%;
                   due June 2003; collateralized by a land deed of
                   trust....................................................               714                     714

               Notes payable to corporations; monthly payments of
                   principal and interest at rates up to prime plus
                   7%; due through February 1999 secured by the
                   equipment................................................               644                   1,122

               Mortgage note payable to a corporation; quarterly
                   payments of principal and interest at prime plus
                   1 1/2% based on a 20 year amortization; due
                   April 2006; collateralized by a deed of trust                          2,735                  2,773

               Note payable to a corporation; quarterly payments
                   of principal and accrued interest at 9%; due
                   October 1998, collateralized by a deed of trust                           55                    110

               Other........................................................               150                     326
                                                                                       177,798                 181,295
               Less: current portion........................................            (1,279)                 (4,481)
                   Total long-term debt.....................................        $  176,519               $ 176,814


                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     The Indenture, as amended and supplemented (the "Indenture"), covering the Company's 11 7/8% First Mortgage Notes due 2001 (the "2001 Notes") provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness, (c) to make asset sales,
(d) to engage in other lines of business, and (e) to maintain a minimum consolidated net worth, as defined in the Indenture. The Company believes it is in compliance with the Indenture, as amended and supplemented, as of March 31, 1998.

     The 2001 Notes bear interest at the rate of 11-7/8% per annum effective retroactive to October 15, 1995 (prior to that time they bore interest at the rate of 10-1/2% per annum). Interest on the 2001 Notes held by each holder who consented to certain amendments and waivers in 1996 will be payable quarterly on each March 1, June 1, September 1 and December 1, so long as the 2001 Notes are outstanding (interest on the notes held by each holder who did not consent to certain Amendments and Waivers will continue to be payable semi-annually on March 1 and September 1). In addition, the Company is obligated within 180 days after the end of each year, commencing with the year ending December 31, 1996, to purchase on the open market, or to make an offer to purchase from the holders at par, 2001 Notes with a principal amount equal to Excess Cash Flow (as defined in the Indenture) for such year, provided that the Company will be able to credit towards the amount of 2001 Notes required to be purchased in any year any amount of 2001 Notes it has purchased since January 1, 1996 which it has not previously used as a credit in any prior year. There was no Excess Cash Flow for the years ended December 31, 1997 and 1996. The Company may also repurchase a portion of the 2001 Notes from time to time in early satisfaction of any required repurchase expected pursuant to the Indenture or otherwise, the amount of which and the timing of repurchase cannot currently be estimated and is dependent on adequate cash availability and market conditions.

     Pursuant to a Partnership Interest Redemption Agreement, on November 3, 1997, the Company received $15,250,000 cash for its investment in the Bally's Joint Venture. In accordance with the Indenture, the Company has 180 days after receiving the $15,250,000 to invest the money and any earnings thereon in a Related Business (as defined in the Indenture). If the Company does not invest the funds in a Related Business before such time, under certain circumstances, the Company must make an offer to repurchase a portion of the 2001 Notes at a price of 101% of par for the amount of the funds that was not invested in a Related Business.

     During the three month period ended March 31, 1998, the Company received a release from restriction for $5.7 million of the proceeds from the sale of its interest in the Bally's Joint Venture to be invested in a Related Business. Accordingly, the remainder of the proceeds from the sale and earnings thereon have been classified as Restricted Cash (as defined in the Indenture) as of March 31, 1998. On April 16, 1998, the Company offered to repurchase up to $9.6 million principal amount of the 2001 Notes (the "Tender Offer") at a price of 101% of par plus accrued and unpaid interest thereon. The Tender Offer is not conditioned on any minimum principal amount of the 2001 Notes being tendered. The Tender Offer expires on May 14, 1998 unless extended by the Company. Any remaining funds not used to repurchase the 2001 Notes tendered, if any, will become unrestricted and available for general purposes. In addition, the Company reserves the right to repurchase more than $9.6 million of 2001 Notes in the Tender Offer, but has no obligation nor present intention to do so.

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

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

     Greek Lawsuits

     The Company and certain of its joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $6.7 million as of April 24, 1998 based upon published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The cases are still in their preliminary stages and their outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

     A Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgment against the Company in the amount of approximately 87.1 million drachma (which was approximately $279,000 as of April 24, 1998 based upon published exchange rates) plus interest. The Company has appealed the Court's decision. During the fourth quarter of 1997, the Company's Greek counsel informed the Company that it is more likely than not that the appellate court will not overturn the Athens Court of First Instance's decision. A reserve has been provided during the fourth quarter of 1997; however, the Company intends to continue to defend itself in this matter.

      Other Matters

     On November 5, 1996, the United States Bankruptcy Court for the Northern District of Mississippi dismissed a lawsuit which had been brought by Superior Boat Works, Inc. ("Superior") against LLM on or about September 23, 1993. Superior had previously done construction work for LLM on its Natchez barge

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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


8.    Commitments and Contingencies

      Lease Commitments

     LLGC on its own or through its operating subsidiaries, has entered into a series of leases and options to lease in various locations where it is operating or intends to develop and operate dockside casinos. The leases are primarily for a term of 40 years from the date of execution and are cancelable at the option of LLGC with a maximum period of notice of 60 days with the exception of certain leases entered into by LLB and Lady Luck Gulfport, Inc., also a subsidiary of the Company, which are cancelable upon six months notice on the fifth anniversary of the commencement date of such leases and upon six months notice on any fifth anniversary date thereafter. In addition, LLGC, on its own or through its operating subsidiaries, has entered into certain options to either lease or purchase additional property in other states. Most of the leases are contingent upon regulatory approval of the lease and all leases contain certain periodic rent adjustments.

      Construction Commitments

         Bettendorf Joint Venture

     The Bettendorf Joint Venture is currently constructing an expansion project pursuant to its master-plan at a cost of approximately $39.5 million. The project, which began construction June 23, 1997, is planned to include an approximately 260 room hotel with a fully enclosed walkway to the riverboat casino, 30-50 slip marina, a 500-car parking garage and a bypass over the nearby railroad to improve access. In addition, during April 1998, the Iowa Racing and Gaming Commission approved the addition of up to 230 new slot machines and six table games at the Bettendorf Joint Venture. The expansion project financing is non-recourse to the Company and includes a $17.5 million bank first mortgage note, a $5.0 million second mortgage from an affiliated company of BRDC, and $7.5 million in tax increment financing from the City of Bettendorf to be repaid from property taxes and in exchange for deeding the overpass to the City of Bettendorf. The cost of the overpass is not expected to exceed such financing from the City of Bettendorf. The balance of the expansion project's cost is to be paid from the Bettendorf Joint Venture's cash on hand. The project is scheduled to be completed in the Fall of 1998.

         Service Marine Vessel

     The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of March 31, 1998, approximately $6.0 million has been expended under this contract and approximately $1.9 million is included in construction payables. Construction has been discontinued and is not anticipated to resume until such time as a suitable development project proceeds.

         Natchez Site

     Lady Luck Natchez was required under its current lease to move its casino barge several hundred feet to another docking facility on land subject to its existing lease by February 1998. Management has not relocated the casino barge and the lessor has allowed the casino to remain in its current location. Management and the lessor have reached an agreement in principle to allow the barge to remain in its current location. Pursuant to such agreement the lessor

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



agrees to allow the barge to remain at its current location in consideration of the Company's agreement to extend the lease for an additional 10 year period. In addition, the preliminary agreement would require the Company to pay liquidated damages of $1.2 million in the event it terminates the lease during the 10 year extension period. Should an amendment to the lease reflecting the preliminary agreement discussed above not be executed, the cost of relocating the barge is currently estimated not to exceed $1.0 million.

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

     As of March 31, 1998, the Company has invested approximately $8.6 million in the Missouri Project which investment has been fully reserved. The Missouri Project is estimated to cost an additional $93.1 million to complete development of the first two phases. The proposed project has received the appropriate zoning approval from the Jefferson County Planning Commission and has received a U.S. Army Corps of Engineers 404 permit. However, a new permit might be necessary due to changes in the proposed project design subsequent to receiving the permit.

     The Company has continued its efforts towards obtaining a license for the Missouri Project and provided updated information to the Missouri Gaming Commission. However, the Missouri Gaming Commission investigates applicants at its discretion and has not yet selected the Company to be investigated. Furthermore, there can be no assurance that the Company will be selected or obtain such approvals from the Missouri Gaming Commission. While the Company intends to continue seeking license approval by the Missouri Gaming Commission, the eventual development of the Missouri Project may also be subject to: (i) satisfactory resolution of a November 1997 Missouri Supreme Court ruling that several existing Missouri gaming facilities are illegal due to not being located upon the Mississippi or Missouri rivers (the Kimmswick Site is located upon the Mississippi River, but resolution of the decision could delay selection of additional applicants for licensing investigation); (ii) the selection of three new Missouri Gaming Commission members, which the Company believes may not be familiar with the Company's application; (iii) gaming revenues in the major metropolitan areas of Missouri have not increased commensurate with recent increases in capacity, causing concerns of potential competitive saturation; and, (iv) regulatory factors, including loss limits have generally caused gaming operations to underperform relative to facilities in neighboring jurisdictions without such restrictions.

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

     During 1997, the Company entered into an agreement (the "Horseshoe Joint Venture Agreement") with Horseshoe Gaming, LLC ("Horseshoe") to form a joint venture to complete and operate the Vicksburg Project. Under the terms of the joint venture agreement: (i) the Vicksburg Project will be operated by a wholly

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



owned subsidiary of Horseshoe Gaming, LLC; (ii) Horseshoe will own an equity interest of 75%, with LLV, holding the remaining 25%; and, (iii) the partners will contribute real property and other previously acquired assets with a combined agreed-upon value of approximately $42.0 million.

     A gaming license was granted to LLV on August 18, 1994 and has subsequently been renewed. As of March 31, 1998, the Company has invested approximately $14.4 million in the Vicksburg Project with a net investment remaining of approximately $8.2 million after project development cost write-downs and reserves for assets which may not be usable in the project as currently contemplated. Management's estimate of net realizable value is based upon assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg Site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property. The total cost of the project is initially estimated to be approximately $100.0 million including the agreed-upon value of contributed assets.

     The consummation of the transactions contemplated by the Horseshoe Joint Venture Agreement are subject to the fulfillment of several conditions (the "Conditions"), including but not limited to, the partners' future agreement as to the scope and cost of the project, required regulatory approval, and completion of project financing. The Horseshoe Joint Venture Agreement provides that it may be terminated by LLV or Horseshoe as of April 1, 1998 (the
"Termination Date") if the Conditions are not satisfied or waived as of the Termination Date or without cause. All of the Conditions were not satisfied prior to the Termination Date. While the partners have not elected to terminate the Horseshoe Joint Venture Agreement as of the termination date, there can be no assurance that LLV or Horseshoe will not terminate the Horseshoe Joint Venture Agreement. Furthermore, there can be no assurance that if consummated, that the joint venture will be successful.

     In addition, during the fourth quarter of 1996, the Mississippi Gaming Commission found a proposed casino site on the Big Black River unsuitable. The Big Black River is located about 13 miles from Vicksburg, between Vicksburg and Jackson, the major population base from which Vicksburg casinos draw their customers. An affected landowner on the Big Black River sued the Mississippi Gaming Commission after it rejected the site, and in the fourth quarter of 1997, a circuit court found the site suitable. The Mississippi Gaming Commission and City of Vicksburg have appealed the circuit court decision to the State Supreme Court.

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

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     The LAC has been reviewing the various responses to the RFP, and has informed the Company that its response has successfully been short-listed. The Company is negotiating a development agreement with the Tsawwassen First Nation as host community, and expects to have it completed during the three month period ending June 30, 1998. The Company believes that the LAC will make selections of successful proponents during the three month period ending June 30, 1998. After a proponent is selected, it then must negotiate the various operating agreements with the Provincial government and obtain financing for the project. While the Company believes that it may be selected for a gaming license, there can be no assurances that it will be selected, nor that agreements with the Tsawwassen First Nation and Province of British Columbia can be successfully negotiated or that financing can be obtained. As of March 31, 1998, the Company has invested approximately $500,000 of capital in these projects (which was expensed when incurred) and does not anticipate investing additional material amounts of capital prior to licensing.

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

     Leverage

     The Company is highly leveraged. As of March 31, 1998, the Company's total indebtedness was approximately $177.8 million and its stockholders' deficit was approximately $30.1 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, such cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.


9.   Sale of Lady Luck Central City

     Effective February 19, 1998, LLCC sold substantially all of its real property and operating assets to the holder of its mortgage note in exchange for forgiveness of the $2.8 million note and the assumption of certain liabilities. During 1997, the Company recorded a reserve of $7.3 million to write-down LLCC's assets held for sale to fair market value less closing costs, to reserve for operating losses in 1998 prior to the effective sale date and to reserve for estimated future lease payments and write-downs on its parking lot leases which were not assumed by the purchaser of the assets sold. During the three month period ended March 31, 1998, LLGC acquired a portion of LLCC's leased property with the remainder to be acquired in 1999.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



10.      Subsequent Event

     During April 1998, the Company entered into a letter of intent with Grand Casinos, Inc. to sell, for $15.0 million in cash, LLB's real property, casino barge and certain other assets, excluding gaming equipment and certain real property where administrative offices had been located. The agreement requires, among other things, approval by both companies' boards of directors and regulators, consent by holders of the 2001 Notes, completion of due diligence and the execution of definitive agreements. Accordingly, there can be no assurance that the transaction will be completed.


11.      Statement of Position 98-5

     During April 1998, the American Institute of Certified Public Accountants issued Statement of Position - "Reporting on the Costs of Start-up Activities". The new standard requires that all companies expense costs of "start-up" activities as those costs are incurred. The term "start-up" includes pre-opening, pre-operating and organization activities. Previously, the Company had capitalized these items until the property opened at which time these cumulative costs were expensed. Although the Company has no capitalized "start-up" costs as of March 31, 1998, any "start-up" costs related to projects in the development stage will be required to be expensed as incurred.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.
Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals therefor; changes in regulations affecting the gaming industry; the ability of the Company to enter into and consummate an agreement relating to the sale of substantially all of the assets of Lady Luck Biloxi; the ability of the Company to comply with the Company's Indenture covering the 2001 Notes; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.


Results of Operations

     Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

     For the three month periods ended March 31, 1998 and 1997, consolidated gross revenues remained unchanged at $44.6 million. Increases in gross revenues were realized by: (i) Lady Luck Natchez; (ii) the Lady Luck Rhythm & Blues/Country Casino Complex; and (iii) equity in net income of the Bettendorf Joint Venture. These increases were offset by changes in gross revenues realized by: (i) Lady Luck Biloxi; (ii) Lady Luck Central City; (iii) a lease in the prior year three month period of equipment to the Bettendorf Joint Venture; and
(iv) equity in net income of the Bally's Joint Venture in the three month period ended March 31, 1997.

     Lady Luck Natchez's gross revenues increased $1.3 million because it was able to operate for the entire three month period ended March 31, 1998. During the three month period ended March 31, 1997, Lady Luck Natchez had been forced to close twice for a total of approximately 14 days due to flooding on the Mississippi river and adverse weather conditions which closings also caused lingering disruptive effects for a period after each reopening. In addition, the local economy has improved slightly between periods.

     The Lady Luck Rhythm & Blues/Country Casino Complex's gross revenues increased $700,000 primarily due to a $500,000 increase in slot machine revenues. Slot machine revenues increased because of greater amounts wagered and was offset partially by a slightly lower win percentage and a 2% decrease in the average number of slot machines in operation. The increase in amounts wagered on slot machines was due primarily to changes in marketing strategies including a shift from advertising to special events and increased offerings of food and beverage on a complimentary basis to patrons.

     The Company's equity in net income of the Bettendorf Joint Venture increased from $700,000 during the three month period ended March 31, 1997 to $1.5 million during the three month period ended March 31, 1998, an increase of $800,000 or 114%. This dramatic increase was achieved despite some disruption of business at the Bettendorf Joint Venture due to construction and expansion at the facility. The increase was primarily due to an increase in slot machine revenues which was caused by an increase in the average amount wagered by each customer and was offset partially by a slightly lower win percentage.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     Lady Luck Biloxi's gross revenues decreased from $8.1 million to $7.0 million during the three month periods ended March 31, 1998 and 1997, respectively, a decrease of $1.1 million or 14%. The decrease is due primarily to a $1.0 million decrease in slot machine revenues which was caused by a decrease in the amount wagered. Amounts wagered have decreased due to the following: (i) disruptions to operations from renovations and remodeling; (ii) the opening of an additional competitive facility, the Imperial Palace, in December 1997; and, (iii) a growing disparity in relation to its other competitors in the amenities which LLB is able to offer its customers such as on-site hotel rooms for table games players. During April 1998, the Company entered into a letter of intent to sell substantially all of LLB's assets (See - Liquidity and Capital Resources).

     Substantially all of the operating assets of Lady Luck Central City were sold effective February 19, 1998; therefore, comparisons between periods may not be meaningful.

     An agreement was reached effective January 1, 1998 pursuant to the gaming equipment lease to sell the gaming equipment to the Bettendorf Joint Venture at its negotiated value of $712,000. Accordingly, the Company did not receive any revenues from the lease of such equipment for the three month period ended March 31, 1998. The Company had been recognizing gross revenues from leasing certain gaming equipment to the Bettendorf Joint Venture for approximately $122,000 per month, including the three month period ended March 31, 1997.

     The Company recognized gross revenues from its equity in the net income of the Bally's Joint Venture of approximately $200,000 during the three month period ended March 31, 1997. The Company sold its 35% partnership interest during 1997.

     Casino operating expenses as a percentage of casino revenues increased from 40% in the three month period ended March 31, 1997 to 42% in the three month period ended March 31, 1998, primarily due to the following: (i) decreases in casino revenues from Lady Luck Biloxi which caused fixed costs such as gaming device license fees to be spread over a lower revenue base; (ii) a 1% increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues; and, (iii) an increase in cash incentives for slot machine players in relation to slot revenues.

     Food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues decreased from 92% for the three month period ended March 31, 1997 to 89% for the three month period ended March 31, 1998. This decrease was primarily due to reductions in labor costs relative to food and beverage revenues at Lady Luck Natchez and the Lady Luck Rhythm & Blues/Country Casino Complex offset partially by increases at Lady Luck Biloxi and Lady Luck Central City.

     Gross room revenues for the River Park Hotel increased 6% during the three month period ended March 31, 1998 compared with the prior year three month period as occupancy levels increased from 65% to 75%. Gross room revenues at the Riverbluff Hotel increased 7% while they decreased 9% at the 173-room hotel adjacent to Lady Luck Rhythm & Blues during three month periods ended March 31, 1998 compared with the prior year three month period while on a combined basis, occupancy levels increased from 67% to 88% as average daily room rates decreased. This decrease in average daily room rates was primarily due to competitive pressures from properties which have added a significant number of rooms in nearby Tunica County, Mississippi.

     Selling, general and administrative expenses as a percentage of total gross revenues decreased from 30% to 28% during the three month periods ended March 31, 1997 and 1998, respectively. The decrease was primarily due to the following: (i) Lady Luck Central City's estimated net loss for the three months ended March 31, 1998 was accrued as of December 31, 1997 such that during the three month period ended March 31, 1998 actual net losses were reduced to zero;
(ii) reductions in casino marketing and entertainment costs at Lady Luck Natchez

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



while its gross revenues increased as described above; and, (iii) reductions in labor costs and other administrative costs at Lady Luck Biloxi. These reductions were offset partially by increased insurance costs associated with employee medical claims.


     Operating income was $7.9 million and $7.1 million for the three month periods ended March 31, 1998 and 1997, respectively, an increase of $800,000 or 11%. The net income applicable to common stockholders was $2.0 million or $0.07 per share for the three month period ended March 31, 1998 compared with net income applicable to common stockholders of $1.2 million or $0.04 per share for the three month period ended March 31, 1997. In addition to the changes described above, these increases in operating income and income applicable to common stockholders were due to a $600,000 decrease in depreciation expense which was primarily due to a lower cost basis of depreciable assets at LLB and an absence of depreciation at LLCC during the three month period ended March 31, 1998 compared to the prior year three month period. The lower cost basis at LLB was the result of an asset impairment write-down recognized during December 1997. The depreciation of LLCC's assets was recognized as part of the loss on sale recorded as of December 31, 1997; accordingly, no depreciation for LLCC was recognized for the three months ended March 31, 1998.


Operating Casinos

     Amounts shown in the following tables are in millions except percentage, unit and per unit amounts. Operating margin is calculated as operating income divided by net revenues.

         Lady Luck Rhythm & Blues/County Casino Complex

                                                                                                     % Increase
                                                                        Three months ended           (Decrease)
                                                                             March 31,                 1998 vs.
                                                                      1998             1997               1997
           Gross revenues                                            $26.3             $25.6                3
           Net revenues                                               23.9              23.7                1
           Management/license fee                                      0.9               0.9                -
           Operating income                                            6.2               6.4               (3)
           Operating margin                                           26%               27%                (1)pt

           Average daily net win per table game                     $698              $691                  1

           Average number of tables in operation                      50                51                 (2)

           Average daily net win per slot machine                   $163              $155                  5

           Average number of slot machines in operation            1,334             1,361                 (2)


                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


           Lady Luck Natchez (a)

                                                                                                     % Increase
                                                                        Three months ended           (Decrease)
                                                                             March 31,                 1998 vs.
                                                                      1998              1997            1997
           Gross revenues                                             $8.8              $7.5             17
           Net revenues                                                8.0               6.9             16
           Management/license fee                                      0.3               0.3             -
           Operating income                                            1.2               0.2            500
           Operating margin                                           15%                3%              12pts

           Average daily net win per table game                     $808              $680               19

           Average number of tables in operation                      16                16               -

           Average daily net win per slot machine                   $112              $114              (2)

           Average number of slot machines in operation              617               591               4

          (a) Lady Luck Natchez was closed for approximately 14 days during the quarter ended March 31, 1997 due to adverse weather and river conditions; therefore, comparisons may not be meaningful.

           Lady Luck Bettendorf (a)

                                                                                                     % Increase
                                                                        Three months ended           (Decrease)
                                                                             March 31,                 1998 vs.
                                                                      1998             1997              1997
           Gross revenues                                            $20.3             $18.6              9
           Net revenues                                               19.1              17.4             10
           Management/license fee                                      0.5               0.4             25
           Operating income                                            2.9               1.5             93
           Operating margin                                           15%                9%               6pts

           Average daily net win per table game                     $773              $710                9

           Average number of tables in operation                      37                38               (3)

           Average daily net win per slot machine                   $184              $182                1

           Average number of slot machines in operation              951               864               10


          (a) Lady Luck Bettendorf is 50% owned by LLQC. The Company includes 50% of its net income as equity in net income of affiliates using the equity method of accounting.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


           Lady Luck Biloxi

                                                                                                     % Increase
                                                                        Three months ended            (Decrease)
                                                                             March 31,                 1998 vs.
                                                                       1998             1997             1997
           Gross revenues                                             $7.0              $8.1            (14)
           Net revenues                                                6.2               7.3            (15)
           Management/license fee                                      0.3               0.3             -
           Operating income                                           (1.0)             (0.8)           (25)
           Operating margin                                          (16)%             (11)%             (5)pts

           Average daily net win per table game                     $573              $523               10

           Average number of tables in operation                      19                23              (17)

           Average daily net win per slot machine                    $79               $98              (19)

           Average number of slot machines in operation              668               650                3



           Lady Luck Central City (a)

                                                                                                     % Increase
                                                                        Three months ended           (Decrease)
                                                                             March 31,                 1998 vs.
                                                                      1998             1997              1997
           Gross revenues                                             $0.5              $1.5            (67)
           Net revenues                                                0.5               1.4            (64)
           Management/license fee                                      0.0               0.1           (100)
           Operating income                                            0.1              (0.3)           133
           Operating margin                                           20%              (21)%             41pts

           Average daily net win per table game                      $53              $109              (51)

           Average number of tables in operation                       6                 6                -

           Average daily net win per slot machine                    $22               $47              (53)

           Average number of slot machines in operation              300               300                -


          (a) Substantially all of the operating assets of Lady Luck Central City were sold effective February 19, 1998 and the estimated net loss for the three months ended March 31, 1998 was accrued as of December 31, 1997; therefore, comparisons may not be meaningful.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     During the three month period ended March 31, 1998, the Company generated $2.9 million in cash from operations. In addition, the Company received a distribution of $5.7 million for investment in Related Business, as defined in the Indenture covering the 2001 Notes, which had been previously classified as restricted cash. Restricted Cash represents proceeds from the sale of the Company's 35% partnership interest in the Bally's Joint Venture. Effective February 19, 1998, LLCC sold substantially all of its real property and operating assets to the holder of its mortgage note in exchange for forgiveness of the $2.8 million mortgage note and the assumption of certain liabilities. These cash and non-cash sources and cash on hand at the beginning of the period were the primary sources of cash and non-cash resources during the three month period ended March 31, 1998. The primary uses of cash and non-cash resources during the three month period ended March 31, 1998, other than operating expenditures and the forgiveness of LLCC's $2.8 million mortgage note and the assumption of certain of its liabilities, include:

A. $1.6 million in cash and $300,000 in slot contracts for the purchase of property and equipment, including the acquisition of slot machines.

B.   $1.0 million cash for payment of debt and slot contracts.

     In anticipation of the sale of LLCC's assets as described above, the Company recorded during 1997, a reserve of $7.3 million to write-down LLCC's assets held for sale to fair market value less closing costs, to reserve for operating losses in 1998 prior to the effective sale date and to reserve for estimated future lease payments and write-downs on its parking lot leases which were not assumed by the purchaser of the assets sold. LLCC required cash to fund its operating cash shortfall during the three month period ended March 31, 1998. LLCC will require additional cash infusions related to these leases in 1998 and beyond. During the three month period ended March 31, 1998, LLGC acquired a portion of LLCC's leased property with the remainder to be acquired in 1999.

     An agreement has been reached effective January 1, 1998, pursuant to an existing gaming equipment lease, to sell to the Bettendorf Joint Venture the gaming equipment that the venture has been leasing from the Company since April 1995.

     As of March 31, 1998, the equipment is included as assets held for sale and the sales price has been negotiated to be received during the three month period ending June 30, 1998. Accordingly, the Company has not received rental income from such equipment during the three month period ended March 31, 1998.

     Additional casino and hotel capacity has been added in close proximity to LLB and additional casino and hotel capacity are currently under construction in Biloxi. The opening of these facilities has had and, the Company believes the opening of the facilities under construction, will have an adverse effect upon LLB's operating results and the Company expects LLB will require cash infusions in 1998 of an undetermined amount. However, during April 1998, the Company entered into a letter of intent with Grand Casinos, Inc. to sell for $15.0 million in cash LLB's real property, casino barge and certain other assets, excluding gaming equipment and certain real property where administrative offices had been located. The agreement requires, among other things, approval by both companies' boards of directors and regulators, consent by holders of the 2001 Notes, completion of due diligence and the execution of definitive agreements. Accordingly, there can be no assurance that the transaction will be completed.

     Various amounts of cash and non-cash resources have been used and/or may be used during the remainder of 1998 for the following: (i) replacement of the Country Casino's food court with a full-service restaurant; (ii) replacement of the property-wide phone system for more efficient communications and lower operating costs at the Rhythm & Blues/Country Casino Complex; (iii) site-work for a potential hotel addition at the Country Casino including modification of traffic patterns and additional paved parking areas for 360 automobiles and 15

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



tractor-trailers; (iv) remodeling portions of the Rhythm & Blues Casino; (v) addition of a nearby off-site full-service restaurant at Lady Luck Natchez; (v) remodeling of the casino and buffet at Lady Luck Natchez; (vii) an additional 260 spaces of parking at Lady Luck Natchez within walking distance or close proximity of the casino; (viii) remodeling of two floors of the River Park Hotel; and, (ix) retheming of Lady Luck Biloxi from an "Asian" theme to a "Beach" theme. In addition, various amounts of cash and non-cash resources may be used during 1998 for other capital improvements, expansions or acquisitions which cannot currently be estimated and may be contingent upon market conditions and other factors. If significant cash or other resources become available, the Company may make additional capital expenditures. In any case, the amount of capital expenditures will be based upon cash available and market conditions at the time any commitment is made.

     The Bettendorf Joint Venture is currently constructing an expansion project pursuant to its master-plan at a cost of approximately $39.5 million. The project, which began construction June 23, 1997, is planned to include an approximately 260 room hotel with a fully enclosed walkway to the riverboat casino, a 30-50 slip marina, a 500-car parking garage and a bypass over the nearby railroad to improve access. In addition, during April 1998, the Iowa Racing and Gaming Commission approved the addition of up to 230 new slot machines and six table games at the Bettendorf Joint Venture. The expansion project financing is non-recourse to the Company and includes a $17.5 million bank first mortgage note, a $5.0 million second mortgage from an affiliated company of BRDC, and $7.5 million in tax increment financing from the City of Bettendorf to be repaid from property taxes and in exchange for deeding the overpass to the City of Bettendorf. The cost of the overpass is not expected to exceed such financing from the City of Bettendorf. The balance of the expansion project's cost is to be paid from the Bettendorf Joint Venture's cash on hand. The hotel project is scheduled to be completed in the Fall of 1998. The Company does not expect any cash distributions from the Bettendorf Joint Venture during 1998. Construction during the three month period ending June 30, 1998 is expected to require  closure of the boat's  second  level for  approximately  11 days.

     The Company has an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of March 31, 1998, approximately $6.0 million has been paid by the Company under this contract and approximately $1.9 million is included in construction payables. It is anticipated that this vessel will be utilized by LLK. However, construction has been discontinued and is not anticipated to resume until such time as a suitable development project proceeds.

     The Company responded to a request for proposal (the "RFP") during the fourth quarter of 1997, for the Vancouver Project. The Vancouver Project is expected to cost approximately $25.0 to $30.0 million. The Lottery Advisory Commission (the "LAC") has been reviewing the various responses to the RFP, and has informed the Company that its response has successfully been short-listed. The Company is negotiating a development agreement with the Tsawwassen First Nation as host community, and expects to have it completed during the three month period ending June 30, 1998. The Company believes that the LAC will make selections of successful proponents during the three month period ending June 30, 1998. After a proponent is selected, it then must negotiate the various operating agreements with the Provincial government and obtain financing for the project. While the Company believes that it may be selected for a gaming license, there can be no assurances that it will be selected, nor that agreements with the Tsawwassen First Nation and Province of British Columbia can be successfully negotiated. The Company intends to fund any such development of the project through a combination of cash on hand, earnings from operations, cash remaining from the sale of its interest in Bally's after the repurchase of 2001 Notes, if any, potential proceeds from the sale of LLB's assets as described herein, if any, and external financing. In any case, there can be no assurance that sufficient cash, proceeds or financing will be available or, if available, that it will be available on terms acceptable to the Company. In addition, any such financing may require consent of the holders of the 2001 Notes.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     No future significant expenditures for projects under development are anticipated to be made by the Company from existing cash or cash flow from operations. If the Company determines it needs additional funds, there can be no assurance that such funds, whether from equity or debt financing or other sources, will be available, or if available, will be on terms satisfactory to the Company.

     If significant cash or other resources become available, Lady Luck Rhythm & Blues could add up to 250 hotel rooms which would be located adjacent to Country Casino. Up to $6.0 million of the cost of such additional hotel rooms including site preparation and related construction is permitted by the Indenture covering the 2001 Notes to be funded by secured non-recourse indebtedness; however, there can be no assurance that such financing would be available, or if available, will be on terms satisfactory to the Company.

     Lady Luck Natchez was required under its current lease to move its casino barge several hundred feet to another docking facility on land subject to its existing lease by February 1998. Management has not relocated the casino barge and the lessor has allowed the casino to remain in its current location. Management and the lessor have reached an agreement in principle to allow the barge to remain in its current location. Pursuant to such agreement the lessor agreed to allow the barge to remain at its current location in consideration of the Company's agreement to extend the lease an additional 10 year period. In addition, the preliminary agreement would require the Company to pay liquidated damages of $1.2 million in the event it terminates the lease during the 10 year extension period. Should an amendment to the lease reflecting the preliminary agreement discussed above not be executed, the cost of relocating the barge is currently estimated not to exceed $1.0 million.

     Pursuant to a Partnership Interest Redemption Agreement, on November 3, 1997, the Company received $15,250,000 cash for its investment in the Bally's Joint Venture. In accordance with the Indenture, the Company has 180 days after receiving the $15,250,000 to invest the money and any earnings thereon in a Related Business (as defined in the Indenture). If the Company does not invest the funds in a Related Business before such time, under certain circumstances, the Company must make an offer to repurchase a portion of the 2001 Notes at a price of 101% of par for the amount of the funds that was not invested in a Related Business.

     During the three month period ended March 31, 1998, the Company received a release from restriction for $5.7 million of the proceeds from the sale of its interest in the Bally's Joint Venture to be invested in a Related Business. Accordingly, the remainder of the proceeds from the sale and earnings thereon have been classified as Restricted Cash as of March 31, 1998. On April 16, 1998, the Company offered to repurchase up to $9.6 million principal amount of the 2001 Notes at a price of 101% of par plus accrued and unpaid interest thereon. The offer is not conditioned on any minimum principal amount of the 2001 Notes being tendered. The offer expires on May 14, 1998 unless extended by the Company. Any remaining funds not used to repurchase the 2001 Notes tendered, if any, will become unrestricted and available for general purposes. In addition, the Company reserves the right to repurchase more than $9.6 million of 2001 Notes if tendered but has no obligation nor present intention to do so.

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

     A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Rhythm & Blues and Country Casino gaming operations in Coahoma County, Mississippi. These casinos are highly dependent on patronage by residents of Arkansas. A change in general economic conditions, closure of the Helena Bridge or a change in the extent and nature of regulations enabling casino gaming in Arkansas could adversely affect these casinos' future operating results. In addition, casino and hotel capacity has been added to the nearby Tunica, Mississippi market, which competition the Company believes has adversely affected revenues and operating results at MLI which trend is expected to continue although the extent, materiality and permanence of which cannot be definitively measured.

     The Company is highly leveraged. As of March 31, 1998, the Company's total indebtedness was approximately $177.8 million and its stockholders' deficit was approximately $30.1 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, such cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

Year 2000

     The Company's computers may not be year 2000 compliant. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, which may result in systems failures and disruptions to operations at January 1, 2000. The Company has not yet completed its assessment of the systems which will be affected, but is developing a plan to evaluate and remediate the year 2000 issue. This remediation plan will include assessing the Company's inventory of year 2000 issues, contacting the suppliers of certain of their systems to determine the timing of applicable upgrades, and implementing the year 2000 upgrades which are currently available. The Company will continue to evaluate its vulnerability in the case of suppliers' failure to remediate their respective year 2000 issues. The Company has not yet determined whether the effect of the remediation could have a material effect on future financial results.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




Impact of Inflation

     Absent changes in competitive and economic conditions or in specific prices affecting the industry, management does not expect that inflation will have a significant impact on the Company's operations. Changes in specific prices (such as fuel and transportation prices) relative to the general rate of inflation may materially affect the hotel-casino industry. There has been no material impact from inflation during the periods covered by the accompanying financial statements.


Seasonality and Weather

     A flood or other severe weather condition could cause the Company to lose the use of one or more dockside facilities for an extended period. The inability to use a dockside facility during any period could materially adversely affect the Company's financial results. Seasonal revenue fluctuations may occur at the Company's existing and proposed casinos in Mississippi, Iowa, Missouri and British Columbia.

PART II         OTHER INFORMATION


    Item 1.        LEGAL PROCEEDINGS

                           Not Applicable.


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

                           None

    Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits.

                        Exhibit
                        Number        Description of Exhibits

                        27            Financial Data Schedule


                                (b)         Reports on Form 8-K.

                                    None

     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   May 14, 1998                         Lady Luck Gaming Corporation
                                             Registrant


                                             /s/ James D. Bowen
                                             Its:  Vice President Finance and
                                                       Principal Accounting
                                                       Officer and duly
                                                       authorized officer

DATE:   May 14, 1998                         /s/  James D. Bowen
                                             James D. Bowen
                                             Vice President Finance and
                                                  Principal Accounting Officer
                                                  and duly authorized officer