Form 10-Q
period 1998-06-30
LADY LUCK GAMING CORP
filed 1998-08-14
CIK 906527

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1998
                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes                        No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 7, 1998, there were 4,880,613 shares of common stock, $.006 par value per share, outstanding.

PART I            FINANCIAL INFORMATION

         Item 1.           FINANCIAL STATEMENTS



                          LADY LUCK GAMING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS

                                               June 30,       December  31,
                                                 1998              1997

Current assets:
   Cash and cash equivalents.............. $        3,410   $        19,552
   Restricted cash........................         15,127            15,388
   Accounts receivable, net...............          1,029               786
   Inventories............................            996               957
   Assets held for sale...................            673             2,791
   Prepaid expenses.......................          1,473             2,456
                                           --------------   ---------------
      Total current assets................         52,708            41,930
                                           --------------   ---------------

Property and equipment,  net of
   accumulated  depreciation  and
   amortization  of $27,934 and $26,525
   as of June 30, 1998 and December 31,
   1997, respectively.....................        116,591           128,375


Other assets:
   Deferred financing fees and costs, net
      of accumulated amortization of
      $3,780 and $3,347 as of June 30,
      1998 and December 31, 1997,
      respectively........................          2,307             2,740
   Investment in unconsolidated
      affiliates, net                              12,410             9,313
   Other..................................          2,711             2,948
                                           --------------   ---------------
                                                   17,428            15,001
                                           --------------   ---------------
TOTAL ASSETS.............................. $      186,727   $       185,306
                                           ==============   ===============

















The accompanying notes are an integral part of these condensed consolidated balance sheets.

                          LADY LUCK GAMING CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                 (in thousands)
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                               June 30,       December  31,
                                                 1998              1997

Current liabilities:
   Current portion of long-term debt...... $          520   $         4,481
   Accrued interest.......................          1,823             1,846
   Accounts payable.......................          3,963             5,178
   Construction and retention payables....          1,952             1,957
   Accrued property taxes.................            776             1,476
   Other accrued liabilities..............          9,429             7,320
                                           --------------   ---------------
      Total current liabilities...........         18,463            22,258
                                           --------------   ---------------

Long-term debt:
   Mortgage notes payable.................        173,500           173,500
   Other long-term debt...................          2,905             3,314
                                           --------------   ---------------
      Total long-term debt................        176,405           176,814
                                           --------------   ---------------

         Total liabilities................        194,868           199,072
                                           --------------   ---------------

Commitments and contingencies
   (Notes 5 through 11)

Series A mandatory cumulative  redeemable
   preferred stock, $44.91 and $42.44, as
   of June 30, 1998 and December 31, 1997,
   respectively  per share  liquidation
   value, 1,800,000 shares authorized,
   433,638 shares issued and outstanding..         19,475            18,402
                                           --------------   ---------------

Stockholders' deficit:
   Common stock, $.006 par value,
      75,000,000 shares authorized,
      4,880,613 shares issued and
      outstanding ........................             29                29
   Additional paid-in capital.............         31,382            31,382
   Accumulated deficit....................        (59,027)          (63,579)
                                           --------------   ---------------
      Total stockholders' deficit.........        (27,616)          (32,168)
                                           --------------   ---------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIT.................. $      186,727   $       185,306
                                           ==============   ===============









The accompanying notes are an integral part of these condensed consolidated balance sheets.


                               LADY LUCK GAMING CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share and per share amounts)
                                       (Unaudited)

                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                          1998         1997        1998        1997
Revenues:
   Casino...........................  $   32,124   $   35,043  $   68,602  $   71,842
   Food and beverage................       4,242        4,151       8,930       8,590
   Hotel............................       1,100        1,115       2,095       2,106
   Equity in net income of
      unconsolidated affiliates.....       1,629        1,434       3,097       2,376
   Other............................         903        1,432       1,905       2,862
                                      ----------   ----------  ----------  ----------
      Gross revenues................      39,998       43,175      84,629      87,776
      Less: Promotional allowances        (3,548)      (3,097)     (7,506)     (6,490)
                                      ----------   ----------  ----------  ----------
      Net revenues..................      36,450       40,078      77,123      81,286
                                      ----------   ----------  ----------  ----------

Costs and expenses:
   Casino...........................      13,812       14,300      29,244      29,199
   Food and beverage................       1,382        1,796       2,859       3,484
   Hotel............................         698          603         965       1,166
   Other............................          39           68         100         142
   Selling, general and
      administrative................      12,649       13,105      25,345      26,489
   Related party management/
      license fees..................          68          422         525         936
   Depreciation and amortization....       2,214        2,976       4,604       5,929
   Gain on sale of assets...........      (2,848)          -       (2,848)         -
                                      ----------   ----------  ----------  ----------
      Total costs and expenses......      28,014       33,270      60,794      67,345
                                      ----------   ----------  ----------  ----------

Operating income ...................       8,436        6,808      16,329      13,941

Other income (expense):
   Interest income..................         494          211         757         370
   Interest expense.................      (5,505)      (5,723)    (11,089)    (11,395)
   Other............................        (342)          36        (342)         88
                                      ----------   ----------  ----------  ----------
      Total other expense...........      (5,353)      (5,476)    (10,674)    (10,937)
                                      ----------   ----------  ----------  ----------

Income before income tax provision..       3,083        1,332       5,655       3,004

Income tax provision................          15          105          30         105
                                      ----------   ----------  ----------  ----------

NET INCOME..........................       3,068        1,227       5,625       2,899

Preferred stock dividends...........         544          486       1,073         958
                                      ----------   ----------  ----------  ----------
Income applicable to
   common stockholders..............  $    2,524   $      741  $    4,552  $    1,941
                                      ==========   ==========  ==========  ==========

NET INCOME PER SHARE

Applicable to common stockholders     $     0.52   $     0.15  $     0.93  $     0.40
                                      ==========   ==========  ==========  ==========

Weighted average number of common
   shares outstanding...............   4,880,613    4,880,613   4,880,613   4,880,613
                                      ==========   ==========  ==========  ==========

   The accompanying notes are an integral part of these condensed consolidated statements.

                          LADY LUCK GAMING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                      Six Months Ended
                                                           June 30,
                                                  1998                 1997

Cash flows from operating activities:

   Net income............................      $    5,625           $ 2,899

   Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:

   Depreciation and amortization.........           4,604             5,929
   Amortization of bond offering
     fees and costs......................             433               433
   Gain on sale of assets................          (2,848)               -
   Equity in net income of
     unconsolidated affiliates...........          (3,097)           (2,376)

   (Increase) decrease in assets:

     Accounts receivable.................            (245)              160
     Inventories.........................             (39)               86
     Prepaid expenses....................           1,173               100

   Increase (decrease) in liabilities:

     Accounts payable....................          (1,215)              605
     Other accrued liabilities...........            (705)             (596)
                                           --------------   ---------------
Net cash provided by (used in)
   operating activities..................           3,686             7,240
                                           --------------   ---------------

Cash flows from investing activities:

   Purchase of property and equipment....          (3,594)           (1,557)
   Proceeds from sale of
     operating assets....................          15,127                -
   Restricted cash.......................             261                -
   Other.................................             (79)             (174)
                                           --------------   ---------------
Net cash provided by (used in)
   investing activities..................          11,715            (1,731)
                                           --------------   ---------------











   The accompanying notes are an integral part of these condensed consolidated statements.

                                LADY LUCK GAMING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                        (in thousands, except supplemental schedule)
                                         (Unaudited)



                                                      Six Months Ended
                                                           June 30,
                                                  1998                 1997

Cash flows from financing activities:

   Payments on debt and slot contracts...          (1,543)           (1,999)
                                           --------------   ---------------
Net cash provided by (used in) financing
   activities............................          (1,543)           (1,999)
                                           --------------   ---------------

Net increase (decrease) in cash and cash
   equivalents...................                  13,858             3,510
Cash and cash equivalents,
   beginning of period...................          19,552            15,490
                                           --------------   ---------------
Cash and cash equivalents, end of period   $       33,410   $        19,000
                                           ==============   ===============


Supplemental disclosures of cash flow
   information:
     Cash paid during the period for
       interest..........................  $       10,679   $        10,980
                                           ==============   ===============
     Cash paid during the period for
       taxes.............................  $           -    $            80
                                           ==============   ===============


Supplemental Schedule of Non-Cash Investing and Financing Activities:

The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $1,073,000 and $958,000 in unpaid accrued dividends for the six month periods ended June 30, 1998 and 1997, respectively.

The Company entered into several contracts with manufacturers for the purchase of slot machines and other assets which totaled approximately $637,000 and $618,000 for the six month periods ended June 30, 1998 and 1997, respectively.

Effective February 19, 1998, a subsidiary of the Company sold substantially all of its real property and operating assets to the holder of its mortgage note in exchange for forgiveness of the $2,750,000 mortgage note and the assumption of certain liabilities.








     The accompanying notes an integral part of these condensed consolidated statements.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   The Company and Basis of Presentation

    Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management is the evaluation of the recoverability of the carrying values of the land held for development and the reserve for disposition costs related to the sale of Lady Luck Biloxi's operating assets as more fully described below. The Company has made certain financial statement reclassifications for the three and six month periods ended June 30, 1997 in order to classify amounts in a manner consistent with the three and six month periods ended June 30, 1998.

    The consolidated financial statements of Lady Luck Gaming Corporation ("LLGC"), a Delaware corporation, include the accounts of LLGC and its subsidiaries (collectively the "Company"). For the periods presented in the financial statements, the Company's operations primarily include those of LLGC, Lady Luck Gaming Finance Corporation ("LLGFC"), a Delaware corporation; Lady Luck Mississippi, Inc. ("LLM"), Lady Luck Biloxi, Inc. ("LLB") (see Note 9), Magnolia Lady, Inc. ("MLI"), Lady Luck Tunica ("LLT"), each a Mississippi corporation (collectively the "Mississippi Companies") and Gold Coin, Inc. ("GCI") (see Note 10). The Company also owns an interest in a joint venture with Bettendorf Riverfront Development Company ("BRDC") and previously owned an investment in a joint venture (the "Bally's Joint Venture") with Bally's Entertainment Corp. ("Bally's") (see Note 4) which are and have been accounted for under the equity method. LLGC and its subsidiaries were organized to develop and operate gaming and hotel properties in emerging jurisdictions.

    LLGC and LLGFC were formed in February 1993. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi and acquired and took over operation of the 147-room River Park Hotel in Natchez, Mississippi on April 15, 1996; Lady Luck Central City, Inc., formerly Gold Coin Incorporated ("LLCC"), a Delaware corporation and subsidiary of the Company, opened on May 28, 1993 and sold its real property and operating assets and ceased operations effective February 19, 1998 (see Note 10); LLB began dockside casino operations on December 13, 1993 in Biloxi, Mississippi and sold its real property and operating assets and ceased operations effective June 7, 1998 (see Note 9); MLI, which does business as Lady Luck Rhythm & Blues, commenced dockside gaming operations on June 27, 1994 in Coahoma County, Mississippi, commenced operation of a 173-room hotel on August 16, 1994, commenced gaming operations of Country Casino and the Pavilion on May 21, 1996 and acquired and took over operation of the 120-room Riverbluff Hotel in Helena, Arkansas on July 3, 1996; Lady Luck Quad Cities, Inc. ("LLQC"), a Delaware corporation and subsidiary of the Company, formed a joint venture with BRDC (the "Bettendorf Joint Venture") to operate a casino in Bettendorf, Iowa which commenced operation on April 21, 1995 (see Note 4); Old River Development, Inc., a subsidiary of the Company, commenced operation of a 240-room hotel on August 24, 1994, contributed it to the Bally's Joint Venture in March 1995 and sold its equity investment to Bally's effective September 30, 1997 (see Note 4); and, L.L. Gaming Reservations, Inc., a Nevada corporation and subsidiary of the Company, began operating a central reservations center for the Company's hotels on September 3, 1996. Lady Luck Vicksburg, Inc. ("LLV"), a subsidiary of the Company and Lady Luck Kimmswick, Inc. ("LLK"), a 93% owned subsidiary of the Company and a Missouri corporation, are in various stages of development and have no operating history.

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


3.   Reverse Stock Split and Net Income Per Share

    Effective June 4, 1998, the Company's shareholders approved a one-for-six reverse stock split with regard to its Common Stock (the "Reverse Split"). The effects of the Reverse Split were to reduce the number of issued and outstanding shares of Common Stock from 29,285,698 to 4,880,613 and to increase the par value of these shares from $0.001 to $0.006 per share. In lieu of fractional shares resulting from the Reverse Split, stockholders shall receive a cash payment from the sale of the aggregate fractional shares on the open market. The Reverse Split did not change the number of authorized shares of the Company's Common Stock and had no effect on the Company's Preferred Stock. All references in the financial statements to number of shares, per share amounts and market prices of the Company's Common Stock have been retroactively restated to reflect the decreased number of shares of Common Stock outstanding.

    As of December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes new accounting standards for the computation and financial statement presentation of earnings per share data. The adoption of SFAS No. 128 did not affect the Company's earnings per share calculations. As of June 30, 1998, options to purchase 68,000 shares of common stock at exercise prices ranging from $15.00 to $18.72 per share were outstanding and exercisable, respectively, and could potentially dilute earnings per share in future periods. The related weighted average number of shares of common stock were not included in the computations of earnings per share because the options' exercise prices were greater than the average market prices of common stock during the three and six month periods ended June 30, 1998 and 1997 and any effective would be antidilutive.


4    Investment in Unconsolidated Affiliates

    The Company's investment in the joint ventures with BRDC and its former investment in the joint venture with Bally's are accounted for under the equity method and the Company's portion of income or loss from the joint ventures is included in Equity in Net Income of Unconsolidated Affiliates in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1998 and 1997.

     Bettendorf Joint Venture

     In December 1994, the Company entered the Bettendorf Joint Venture with BRDC to develop and operate a casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). The joint venture agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC is leasing certain real property to the Bettendorf Joint Venture at a lease rate equal to $150,000 per month. The Company is leasing a gaming vessel with a cost of $21,635,000 and a carrying value net of accumulated depreciation as of June 30, 1998 of $19,694,000 to the Bettendorf Joint Venture for approximately $189,000 per month, which amount was determined based upon arms-length negotiations between the Company and BRDC. In addition, from inception of the Bettendorf Joint Venture through December 31, 1997, the Company had been leasing certain gaming equipment to the Bettendorf Joint Venture with a cost of $3,705,000 for approximately $122,000 per month, its fair market rental value. Pursuant to such equipment lease, effective January 1, 1998, the Company sold the equipment to the Bettendorf Joint Venture for a negotiated amount of $712,000 cash.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     The Company's rental income relating to these leases for the three and six month periods ended June 30, 1998 and 1997 are as follows (in thousands):

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                  1998        1997        1998          1997
                                  ----        ----        ----          ----

      Gaming vessel lease        $  567      $  566      $1,133        $1,133
      Gaming equipment lease         -          366          -            732
                                 ------      ------      ------        ------
        Total Bettendorf lease
          rental income          $  567      $  932      $1,133        $1,865
                                 ======      ======      ======        ======

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

     Lady Luck Bettendorf incurred management fees for the three and six month periods ended June 30, 1998 and 1997 as follows (in thousands):

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                  1998        1997        1998          1997

  Lady Luck Bettendorf
     management fees            $  581       $  437      $1,089        $  796
                                ======       ======      ======        ======

     The Bettendorf Joint Venture is currently constructing a $39.5 million expansion project pursuant to its master-plan (See Note 8).

     Summarized balance sheet information for the Bettendorf Joint Venture as of June 30, 1998 and December 31, 1997 is as follows (in thousands):

                                          June 30,         December 31,
                                            1998               1997

      Current assets                    $      7,912      $      4,758
      Other                                      839               732
      Property and equipment, net             43,441            25,459
                                        ------------      ------------
        Total assets                    $      52,192     $     30,949
                                        ============      ============

      Current liabilities               $      18,586     $     12,276
      Long-term liabilities                    8,786                48
      Members' equity                         24,820            18,625
                                        ------------      ------------
        Total liabilities and
         members' equity                $     52,192      $     30,949
                                        ============      ============

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Summarized results of operations for the Bettendorf Joint Venture for the three and six month periods ended June 30, 1998 and 1997 are as follows (in thousands):

                                Three Months Ended       Six Months Ended
                                     June 30,               June 30,
                                 1998        1997        1998        1997

      Net revenues           $   21,597  $   19,055  $   40,722  $   36,473
      Costs and expenses         18,338      16,967      34,527      32,943
                             ----------  ----------  ----------  ----------
      Net income             $    3,259  $    2,088  $    6,195  $    3,530
                             ==========  ==========  ==========  ==========

     A summary of changes in the Company's investment in the Bettendorf Joint Venture for each of the six month periods ended June 30, 1998 and 1997 are as follows (in thousands):

                                             1998              1997

      Investment, beginning of period   $      9,313      $      5,886
      Equity in net income
        of unconsolidated affiliate            3,097             1,764
                                        ------------      ------------
      Investment, end of period         $     12,410      $      7,650
                                        ============      ============

   Included in the Company's Retained Earnings at June 30, 1998 is $9,410,000 of undistributed earnings of the Bettendorf Joint Venture.

     Bally's Joint Venture

     The Company entered an agreement effective September 30, 1997 to sell its 35% minority interest in Bally's Saloon, Gambling Hall and Hotel in Tunica, Mississippi to Hilton Hotels Corporation, the majority owner and manager of the property (the "Partnership Interest Redemption Agreement") (See Note 5).


5.   Long-Term Debt

     At June 30, 1998 and December 31, 1997, long-term debt consisted of the following (in thousands):

                                                      June 30,      December 31,
                                                        1998            1997

          11 7/8% First Mortgage Notes;
             quarterly payments of interest
             only; due March 2001;
             collateralized by substantially
             all assets of the Company and
             guaranteed by LLGC..................   $  173,500       $  173,500

          Note payable to a corporation;
             monthly payments of interest
             only at 10%; principal due
             July 2001, collateralized by
             a deed of trust (See Note 10).......           -             2,750

          Note payable to a  corporation;
             annual  payments of principal of
             $119 plus  accrued  interest at 8%;
             due June 2003;  collateralized  by
             a land deed of trust (See Note 9)...           -               714

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



          Notes payable to  corporations;
             monthly  payments  of  principal
             and interest at rates up to 12 1/2%
             due through  February  1999 secured
             by the equipment....................          242            1,122

          Mortgage  note  payable  to  a
             corporation;   quarterly  payments
             of principal  and  interest  at
             prime  plus 1 1/2%  based on a
             20 year amortization; due April
             2006; collateralized by a
             deed of trust.......................        2,698            2,773

          Mortgage note payable to an
             individual;  monthly payments of
             principal and interest at 8 1/2%
             based on a 20 year  amortization;
             due March 2018; collateralized
             by a deed of trust..................          348               -

          Note payable to a corporation;
             quarterly payments of principal
             and accrued interest at 9%; due
             October 1998, collateralized by
             a deed of trust.....................           -               110

          Other..................................          137              326
                                                   -----------       ----------
                                                       176,925          181,295
          Less: current portion..................         (520)          (4,481)
                                                   -----------       ----------
             Total long-term debt................  $   176,405       $  176,814
                                                   ===========       ==========

      The Indenture, as amended and supplemented (the "Indenture"), covering the Company's 11 7/8% First Mortgage Notes due 2001 (the " 2001 Notes") provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness, (c) to make asset sales,
(d) to engage in other lines of business, and (e) to maintain a minimum consolidated net worth, as defined in the Indenture. The Company believes it is in compliance with the Indenture, as amended and supplemented, as of June 30, 1998.

      The 2001 Notes bear interest at the rate of 11-7/8% per annum effective October 15, 1995 (prior to that time they bore interest at the rate of 10-1/2% per annum). Interest on the 2001 Notes held by each holder who consented to certain amendments to and waivers of continuing defaults under the Indenture in 1996 (the "Amendments and Waivers") will be payable quarterly on each March 1, June 1, September 1 and December 1, so long as the 2001 Notes are outstanding (interest on the notes held by each holder who did not consent to the Amendments and Waivers will continue to be payable semi-annually on March 1 and September
1). In addition, the Company is obligated within 180 days after the end of each year, commencing with the year ending December 31, 1996, to purchase on the open market, or to make an offer to purchase from the holders at par, 2001 Notes with a principal amount equal to Excess Cash Flow (as defined in the Indenture) for such year, provided that the Company will be able to credit towards the amount of 2001 Notes required to be purchased in any year any amount of 2001 Notes it has purchased since January 1, 1996 which it has not previously used as a credit in any prior year. There was no Excess Cash Flow for the years ended December 31, 1997 and 1996. The Company may also repurchase a portion of the 2001 Notes from time to time in early satisfaction of any required repurchase expected pursuant to the Indenture or otherwise, the amount of which and the timing of repurchase cannot currently be estimated and is dependent on adequate cash availability and market conditions.

      The Company continues to explore various options to refinance the 2001 Notes. However, there can be no assurance as to the timing of any such refinancing or that the Company will continue these pursuits and, if pursued, that terms acceptable to the Company can be negotiated.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



      Sale of Biloxi Operating Assets

      Pursuant to an Asset Purchase Agreement, on June 11, 1998, the Company received approximately $15.1 million cash from Grand Casinos of Mississippi, Inc. and Grand Casinos, Inc. (collectively "Grand Casinos") for the sale of substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with its Lady Luck Biloxi casino which ceased operations June 7, 1998. In accordance with the Indenture, the Company has 180 days after receiving the $15.1 million to invest the money and any earnings thereon in a Related Business (as defined in the Indenture). If the Company does not invest the funds in a Related Business before such time, under certain circumstances, the Company must make an offer to repurchase a portion of the 2001 Notes at a price of 101% of par for the amount of the funds that was not invested in a Related Business. Accordingly, the proceeds from the sale and earnings thereon have been classified as Restricted Cash (as defined in the Indenture) as of June 30, 1998. Any remaining funds not used to repurchase the 2001 Notes tendered, if any, will become unrestricted and available for general purposes.

      Sale of Interest in Bally's Joint Venture

      Pursuant to a Partnership Interest Redemption Agreement, on November 3, 1997, the Company received approximately $15.3 million cash for its investment in the Bally's Joint Venture. The Company will invest $5.7 million of the proceeds from the sale of its interest in the Bally's Joint Venture in a Related Business (as defined in the Indenture). Also in accordance with the Indenture, the Company, on April 16, 1998, offered to repurchase up to $9.6 million principal amount of the 2001 Notes (the "Tender Offer") at a price of 101% of par plus accrued and unpaid interest thereon. The Tender Offer expired on May 14, 1998 and none of the 2001 Notes were tendered. The remaining proceeds from the sale and interest earned thereon became unrestricted and available for general purposes at that time.


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


7.   Litigation

     Shareholder Class Action Lawsuits

     The Company has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Exchange Act of 1933 and the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, President, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint. On October 8, 1997, the Company was served with an order of the court dismissing all of the Plaintiff's
Section 10(b) and eleven of the Plaintiff's sixteen Section 11, 12 and 15

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



allegations with prejudice for failing to adequately state a claim. The court also ordered the Plaintiffs to and the Plaintiffs have filed an amended complaint regarding the five Section 11, 12 and 15 claims which were not dismissed with prejudice. While the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

     Greek Lawsuits

     The Company and certain of its joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7.1 million as of July 29, 1998 based upon published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The cases are still in their preliminary stages and their outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

     A Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgment against the Company in the amount of approximately 87.1 million drachma (which was approximately $293,000 as of July 29, 1998 based upon published exchange rates) plus interest. The Company has appealed the Court's decision. During the fourth quarter of 1997, the Company's Greek counsel informed the Company that it is more likely than not that the appellate court will not overturn the Athens Court of First Instance's decision. A reserve has been provided during the fourth quarter of 1997 and interest is accrued monthly; however, the Company intends to continue to defend itself in this matter.

      Other Matters

      On November 5, 1996, the United States Bankruptcy Court for the Northern District of Mississippi dismissed a lawsuit which had been brought by Superior Boat Works, Inc. ("Superior") against LLM on or about September 23, 1993. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. Such proceeding alleged damages of approximately $47.0 million, of which approximately $3.4 million was alleged for additional construction work on Lady Luck Natchez and the remaining amount was alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. Superior has appealed the decision to dismiss the action. The Company, based in part on the advice of its counsel, believes that it has meritorious defenses and does not believe that the appeal of the decision will have a material adverse effect on the Company's financial condition or results of operations.


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

         Service Marine Vessel

      The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of June 30, 1998, approximately $6.0 million has been expended under this contract and approximately $1.9 million is included in construction payables. Construction has been discontinued and is not anticipated to resume until such time as a suitable development project proceeds.

         Natchez Site

      Lady Luck Natchez was required under its current lease to move its casino barge several hundred feet to another docking facility on land subject to its existing lease by February 1998. Management has not relocated the casino barge and the lessor has allowed the casino to remain in its current location. Management and the lessor have reached an agreement in principle to amend the existing lease to allow the barge to remain in its current location. Pursuant to such agreement the lessor agrees to allow the barge to remain at its current location in consideration of the Company's agreement to pay liquidated damages of $1.2 million in the event it terminates the lease at any time during the 10 year period following the execution of the lease amendment. Should an amendment to the lease reflecting the preliminary agreement discussed above not be executed, the cost of relocating the barge is currently estimated not to exceed $1.2 million. Pursuant to the existing lease, the lessor has asserted that the Company did not make certain improvements to the site required by the agreement. As part of the preliminary agreement discussed above, the Company has agreed to pay the lessor $500,000 in liquidated damages and to pay up to $250,000 to construct additional parking spaces on the leased property.

      Development Stage Projects

      In addition to its Operating Casinos, the Company has riverboat, dockside or land-based casino projects in various stages of development in Kimmswick, Missouri; Vicksburg, Mississippi; and Vancouver, British Columbia. The current status of each of these Development Stage Projects is described below.

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

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



      As of June 30, 1998, the Company has invested approximately $8.6 million in the Missouri Project which investment has been fully reserved. The Missouri Project is estimated to cost an additional $105.0 million to complete development of the first two phases. The proposed project has received the appropriate zoning approval from the Jefferson County Planning Commission and has received a U.S. Army Corps of Engineers 404 permit. However, a new permit might be necessary due to changes in the proposed project design subsequent to receiving the permit.

      The Company has continued its efforts towards obtaining a license for the Missouri Project and provided updated information to the Missouri Gaming Commission. The Missouri Gaming Commission investigates applicants at its discretion and has not yet selected the Company to be investigated. Furthermore, there can be no assurance that the Company will be selected or obtain such approvals from the Missouri Gaming Commission. While the Company intends to continue seeking license approval by the Missouri Gaming Commission, the eventual development of the Missouri Project may also be subject to: (i) satisfactory resolution of a November 1997 Missouri Supreme Court ruling that several existing Missouri gaming facilities are illegal due to not being located upon the Mississippi or Missouri rivers (the Kimmswick Site is located upon the Mississippi River, but resolution of the decision could delay selection of additional applicants for licensing investigation); (ii) the selection of three new Missouri Gaming Commission members, which the Company believes may not be familiar with the Company's application; (iii) gaming revenues in the major metropolitan areas of Missouri have not increased commensurate with recent increases in capacity, causing concerns of potential competitive saturation; and, (iv) regulatory factors, including loss limits, have generally caused gaming operations to underperform relative to facilities in neighboring jurisdictions without such restrictions.

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

     During 1997, the Company entered into an agreement (the "Horseshoe Joint Venture Agreement") with Horseshoe Gaming, LLC ("Horseshoe") to form a joint venture to complete and operate the Vicksburg Project. Under the terms of the joint venture agreement: (i) the Vicksburg Project will be operated by a wholly owned subsidiary of Horseshoe Gaming, LLC; (ii) Horseshoe will own an equity interest of 75%, with LLV, holding the remaining 25%; and, (iii) the partners will contribute real property and other previously acquired assets with a combined agreed-upon value of approximately $42.0 million. The Company anticipates certain modifications to the joint venture agreement will be necessary before the joint venture may be formed to reflect certain changes in project scope.

     A gaming license was granted to LLV on August 18, 1994 and has subsequently been renewed through July 2000. As of June 30, 1998, the Company has invested approximately $14.7 million in the Vicksburg Project with a net investment remaining of approximately $8.4 million after project development cost write-downs and reserves for assets which may not be usable in the project as currently contemplated. Management's estimate of net realizable value is based upon assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg Site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property. The total cost of the project is initially estimated to be approximately $100.0 million including the agreed-upon value of contributed assets.

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

     In addition, during the fourth quarter of 1996, the Mississippi Gaming Commission found a proposed casino site on the Big Black River unsuitable. The Big Black River is located about 13 miles from Vicksburg, between Vicksburg and Jackson, the major population base from which Vicksburg casinos draw their customers. An affected landowner on the Big Black River sued the Mississippi Gaming Commission after it rejected the site, and in the fourth quarter of 1997, a circuit court found the site suitable. The Mississippi Gaming Commission and City of Vicksburg have appealed the circuit court decision to the State Supreme Court. In addition, on July 16, 1998, the Mississippi Gaming Commission adopted a regulation, which is expected to take effect within 30 days of adoption, that would no longer allow developments such as projects on the Big Black River.

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

         Lady Luck Vancouver

     The Province of British Columbia (the "Province"), through its Lotteries Advisory Committee (the "LAC") invited interested parties to respond to a Request for Proposal ("RFP") relating to a planned expansion of gaming in the Province. The gaming expansion is intended to include destination-style casinos, limited to 30 table games and 300 slots, with the slot machines being provided and owned by the Province. Pursuant to the RFP, the Provincial government will participate in the revenue and net income generated by gaming operations, with an initial licensing period of ten years. In addition, local host governments will participate in the net income generated by projects in their respective jurisdictions for providing requisite services.

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

     The LAC has been reviewing the various responses to the RFP, and has informed the Company that its response has successfully been short-listed. During the second quarter of 1998, the Company entered a development agreement with the Tsawwassen First Nation as host community and has an option to lease property on which the Vancouver Project is to be constructed. The Company believes that the LAC will make selections of successful proponents during the third quarter of 1998. After a proponent is selected, it then must negotiate the various operating agreements with the Provincial government and obtain financing for the project. While the Company believes that it may be selected for a gaming license, there can be no assurances that it will be selected, nor that an agreement with the Province of British Columbia can be successfully negotiated or that financing can be obtained. As of June 30, 1998, the Company has invested approximately $700,000 of capital in this project (which was expensed when incurred) and does not anticipate investing additional material amounts of capital prior to licensing.

     Environmental Matters

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, such as the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, CERCLA, the Occupational Safety and Health Act, and similar state statutes.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

     Leverage

     The Company is highly leveraged. As of June 30, 1998, the Company's total indebtedness was approximately $176.9 million and its stockholders' deficit was approximately $27.6 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, such cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.


9.   Sale of Biloxi Operating Assets

     Pursuant to an Asset Purchase Agreement, on June 11, 1998, the Company sold to Grand Casinos substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with its Lady Luck Biloxi
casino  which  ceased   operations  June  7,  1998.  The  sale  resulted  in  an
approximately $2.8 million gain, net of reserves for disposition costs. Consideration received from Grand Casinos included the following: (i) base sales price of $15.0 million; (ii) forgiveness by Grand Casinos of the $714,000 balance of a mortgage note plus accrued interest which had been owed to it by the Company; and, (iii) certain other prorations and assumptions of liabilities and leasehold obligations by Grand Casinos.


10.      Sale of Lady Luck Central City

     Effective February 19, 1998, LLCC sold substantially all of its real property and operating assets, associated with its Lady Luck Central City casino to the holder of its mortgage note in exchange for forgiveness of the $2.8 million note and the assumption of certain liabilities. During 1997, the Company recorded a reserve of $7.3 million to write-down LLCC's assets held for sale to fair market value less closing costs, to reserve for operating losses in 1998 prior to the effective sale date and to reserve for estimated future lease payments and write-downs on its parking lot leases which were not assumed by the purchaser of the assets sold. During March 1998, LLGC acquired a portion of LLCC's leased property with the remainder to be acquired in 1999.


11.      Statement of Position 98-5

     During April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up
Activities". The new standard requires that all companies expense costs of "start-up" activities as those costs are incurred. The term "start-up" includes pre-opening, pre-operating and organization activities. Previously, the Company had capitalized these items until the property opened at which time these cumulative costs were expensed. Although the Company has no capitalized "start-up" costs as of June 30, 1998, any "start-up" costs related to projects in the development stage will be required to be expensed as incurred.

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


Results of Operations

Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30, 1997

         For the three month periods ended June 30, 1997 and 1998, consolidated gross revenues decreased from $43.2 million to $40.0 million, respectively, a decrease of $3.2 million or 7%. Increases in gross revenues were realized by:
(i) the Lady Luck Rhythm & Blues/Country Casino Complex; (ii) Lady Luck Natchez; and (iii) equity in net income of the Bettendorf Joint Venture. These increases were offset by changes in gross revenues realized by: (i) Lady Luck Biloxi; (ii) Lady Luck Central City; (iii) an absence in the current year period of lease income from equipment formerly leased to the Bettendorf Joint Venture; and (iv) an absence in the current year period of equity in net income of the Bally's Joint Venture.

         The Lady Luck Rhythm & Blues/Country Casino Complex's gross revenues increased $1.1 million primarily due to an $800,000 increase in slot machine revenues and increases in food and beverage revenues. Slot machine revenues increased because of greater amounts wagered despite a 3% decrease in the average number of slot machines in operation and because of a higher win percentage. The increase in amounts wagered on slot machines was due primarily to changes in marketing strategies including a shift from advertising to special events and increased offerings of hotel rooms, food and beverage to patrons on a complimentary basis. Food and beverage revenues increased primarily due to the additional complimentaries furnished to patrons and the replacement of the Country Casino's food court with a full-service restaurant.

         Lady Luck Natchez's gross revenues increased $800,000 primarily due to a $500,000 increase in slot machine revenues and increases in food and beverage revenues. These increases were due to the following: (i) the absence of business interruption and disruption which had occurred during the three months ended June 30, 1997; (ii) changes in marketing strategies including a shift from advertising to increased offerings of hotel rooms, food and beverage to patrons on a complimentary basis; and (iii) improvement in the local economy between periods. The amount wagered on slot machines during the three month period ended June 30, 1998 increased 15% over the prior year period. The business interruption and continuing disruption during the three months ended June 30, 1997 at Lady Luck Natchez had been caused by adverse river conditions which forced the casino to close during the 14 days preceding April 5, 1997. Food and beverage revenues increased primarily due to the additional complimentaries furnished to patrons and the addition of a nearby off-site full-service restaurant at Lady Luck Natchez.

         The Company's equity in net income of the Bettendorf Joint Venture increased from $1.0 million during the three month period ended June 30, 1997 to $1.6 million during the three month period ended June 30, 1998, an increase of $600,000 or 60%. The increase was due primarily to an increase in slot machine revenues which was made possible by a 13% increase

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


in the average number of slot machines in operation and an increase in the average amount wagered by each customer. Lady Luck Bettendorf's market share of 48% during the three month period ended June 30, 1998, the largest of the three competitors in its market, and this dramatic increase in slot machine revenues were achieved despite some disruption of business at the Bettendorf Joint Venture due to construction and expansion at the facility. During the three months ended June 30, 1998, the property benefitted from the following: (i) attracting many of the additional 45,000 visitors to the Quad Cities who were attending bowling competitions; (ii) furnishing additional food complimentaries to its patrons; (iii) completion in November 1997 of a 500-space parking garage; and (iv) an absence of lease payments for certain gaming equipment which it purchased from the Company effective January 1, 1998.

         Lady Luck Biloxi's gross revenues decreased from $7.7 million to $4.0 million during the three month periods ended June 30, 1997 and 1998, respectively, a decrease of $3.7 million or 48%. Pursuant to an Asset Purchase Agreement, on June 11, 1998, the Company sold to Grand Casinos substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with its Lady Luck Biloxi casino which ceased operations June 7, 1998. Amounts wagered also decreased due to the following: (i) disruptions to operations from renovations and remodeling; (ii) the opening of an additional competitive facility, the Imperial Palace, in December 1997; and,
(iii) a growing disparity in relation to its other competitors in the amenities which LLB was able to offer its customers such as on-site hotel.

         Substantially all of the operating assets of Lady Luck Central City were sold effective February 19, 1998; therefore, comparisons between periods may not be meaningful.

         Effective January 1, 1998, pursuant to a prior gaming equipment lease, the Company sold gaming equipment to the Bettendorf Joint Venture at its negotiated value of $712,000. Accordingly, the Company did not receive any revenues from the lease of such equipment for the three month period ended June 30, 1998. The Company had been recognizing gross revenues from leasing certain gaming equipment to the Bettendorf Joint Venture for approximately $122,000 per month, including the three month period ended June 30, 1997.

         The Company recognized gross revenues from its equity in the net income of the Bally's Joint Venture of approximately $400,000 during the three month period ended June 30, 1997. The Company sold its 35% partnership interest during 1997.

         Casino operating expenses as a percentage of casino revenues increased from 41% in the three month period ended June 30, 1997 to 43% in the three month period ended June 30, 1998, primarily due to the following: (i) decreases in casino revenues from Lady Luck Biloxi which caused fixed costs such as gaming device license fees to be spread over a lower revenue base; (ii) an increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues; and, (iii) an increase in cash incentives for slot machine players in relation to slot revenues.

         Food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues decreased from 97% for the three month period ended June 30, 1997 to 90% for the three month period ended June 30, 1998. This decrease was primarily due to reductions in labor and food and beverage costs relative to food and beverage revenues at Lady Luck Natchez and the Lady Luck Rhythm & Blues/Country Casino Complex offset partially by increases in labor costs relative to food and beverage revenues at Lady Luck Biloxi due to hiring contract labor at higher rates than former staff prior to closing the facility. Relative costs also decreased due to the absence of Lady Luck Central City operations during the three months ended June 30, 1998 which historically operated at less favorable margins than the Company's other properties.

         Gross room revenues for the River Park Hotel increased 5% during the three month period ended June 30, 1998 compared with the prior year three month period primarily due to increased occupancy levels attributable to increased offerings of hotel rooms to patrons on a complimentary basis to customers which positively affected casino revenues. The River Park Hotel's overall occupancy increased from 71% to 92% but was partially offset by a decrease in average daily room rates. Gross room revenues decreased 6% at the Riverbluff Hotel during three month period ended June 30, 1998 compared with the prior year three month period due to a decrease in overall occupancy from 80% to 72% which was only partially offset by an increase in average daily room rates. Gross room revenues at the 173-room hotel adjacent to Lady Luck Rhythm & Blues decreased 4% during three month period ended June 30, 1998 compared with the prior year three month period primarily due to a decrease in average daily room rate which was only partially offset by an increase in occupancy. This hotel's overall

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


occupancy level increased from 71% to 90% primarily attributable to increased offerings of hotel rooms to patrons on a complimentary basis which positively affected casino revenues. This hotel's decrease in average daily room rate was primarily due to competitive pressures from properties which have added a significant number of rooms in nearby Tunica County, Mississippi.

         Selling, general and administrative expenses as a percentage of total gross revenues increased from 30% to 32% during the three month periods ended June 30, 1997 and 1998, respectively. The increase was primarily due to the following: (i) increased insurance costs associated with employee medical claims; (ii) reductions in casino marketing and advertising expenses at Lady Luck Biloxi at a slower rate than reductions in gross revenues due to contractual commitments entered into prior to winding down operations in anticipation of closing the facility; and (iii) an increase in development costs related primarily to the Company's pursuit of a license in Vancouver and negotiating the ancillary development agreement. The effect of these increases was partially offset by the following: (i) reductions in casino marketing and entertainment costs and an increase in gross revenues at Lady Luck Natchez compared to the prior year period when additional advertising and marketing had been necessary to recapture customers subsequent to the casino reopening as described above; and (ii) the absence of Lady Luck Central City's operations during the three months ended June 30, 1998 which historically incurred higher selling, general and administrative expense margins than the Company's other properties.

         Operating income was $8.4 million and $6.8 million for the three month periods ended June 30, 1998 and 1997, respectively, an increase of $1.6 million or 24%. The net income applicable to common stockholders was $2.5 million or $0.52 per share for the three month period ended June 30, 1998 compared with net income applicable to common stockholders of $700,000 or $0.15 per share for the three month period ended June 30, 1997. In addition to the changes described above, the increases in operating income and income applicable to common stockholders were due to the following: (i) a $2.8 million gain, net of reserves for disposition costs, recognized on the sale (more fully described below - see Liquidity) of substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with Lady Luck Biloxi casino;
(ii) reduced net related party license/management fees due to lower earnings, as defined, upon which license fees are based and an increase in management fees received from the Bettendorf Joint Venture due to improved operating results as described above; and (iii) a decrease in depreciation expense which was primarily due to a lower cost basis of depreciable assets at LLB and an absence of depreciation at LLCC due to selling substantially all of its assets (also more fully described below - see Liquidity). The lower cost basis at LLB was the result of an asset impairment write-down recognized during December 1997. The depreciation of LLCC's assets was recognized as part of the loss on sale recorded as of December 31, 1997; accordingly, no depreciation for LLCC was recognized for the three months ended June 30, 1998.


Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

         For the six month periods ended June 30, 1997 and 1998, consolidated gross revenues decreased from $87.8 million to $84.6 million, respectively, a decrease of $3.2 million or 4%. Increases in gross revenues were realized by:
(i) Lady Luck Natchez; (ii) the Lady Luck Rhythm & Blues/Country Casino Complex; and (iii) equity in net income of the Bettendorf Joint Venture. These increases were offset by changes in gross revenues realized by: (i) Lady Luck Biloxi; (ii) Lady Luck Central City; (iii) an absence in the current year period of lease income from equipment formerly leased to the Bettendorf Joint Venture; and (iv) an absence in the current year period of equity in net income of the Bally's Joint Venture.

         Lady Luck Natchez's gross revenues increased $2.1 million primarily due to a $1.3 million increase in slot machine revenues and increases in food and beverage revenues. These increases were due to the following: (i) an absence of business interruption and disruption which had occurred during the six months ended June 30, 1997; (ii) changes in marketing strategies including a shift from advertising to increased offerings of hotel rooms, food and beverage to patrons on a complimentary basis; and (iii) improvement in the local economy between periods. In fact, the amount wagered on slot machines during the six month period ended June 30, 1998 increased 18% over the prior year period. The business interruption and continuing disruption during the six months ended June 30, 1997 at Lady Luck Natchez had been caused by adverse river conditions which forced the casino to close for 18 days during the period. Food and beverage revenues increased primarily due to the additional complimentaries furnished to patrons and the addition of a nearby off-site full-service restaurant at Lady Luck Natchez.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The Lady Luck Rhythm & Blues/Country Casino Complex's gross revenues increased $1.8 million primarily due to a $1.4 million increase in slot machine revenues. Slot machine revenues increased because of greater amounts wagered despite a 2% decrease in the average number of slot machines in operation. The increase in amounts wagered on slot machines was due primarily to changes in marketing strategies including a shift from advertising to special events and increased offerings of hotel rooms, food and beverage to patrons on a complimentary basis.

         The Company's equity in net income of the Bettendorf Joint Venture increased from $1.8 million during the six month period ended June 30, 1997 to $3.1 million during the six month period ended June 30, 1998, an increase of $1.3 million or 72%. The increase was due primarily to an increase in slot machine revenues which was made possible by an 11% increase in the average number of slot machines in operation and an increase in the average amount wagered by each customer. The Bettendorf Joint Venture experienced this dramatic increase in slot machine revenues despite some disruption of business at the Bettendorf Joint Venture due to construction and expansion at the facility. During the six months ended June 30, 1998, the property benefitted from the following: (i) attracting many of the additional 45,000 visitors to the Quad Cities who were attending bowling competitions during the six months ended June 30, 1998; (ii) furnishing additional food complimentaries to its patrons; (iii) completion in November 1997 of a 500-space parking garage; and (iv) an absence of lease payments for certain gaming equipment which it purchased from the Company effective January 1, 1998.

         Lady Luck Biloxi's gross revenues decreased from $15.8 million to $11.0 million during the six month periods ended June 30, 1997 and 1998, respectively, a decrease of $4.8 million or 30%. Pursuant to an Asset Purchase Agreement, on June 11, 1998, the Company sold to Grand Casinos substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with its Lady Luck Biloxi casino which ceased operations June 7, 1998. Amounts wagered also decreased due to the following: (i) disruptions to operations from renovations and remodeling; (ii) the opening of an additional competitive facility, the Imperial Palace, in December 1997; and, (iii) a growing disparity in relation to its other competitors in the amenities which LLB is able to offer its customers such as an on-site hotel.

         Substantially all of the operating assets of Lady Luck Central City were sold effective February 19, 1998; therefore, comparisons between periods may not be meaningful.

         Effective January 1, 1998, pursuant to a prior gaming equipment lease, the Company sold gaming equipment to the Bettendorf Joint Venture at its negotiated value of $712,000. Accordingly, the Company did not receive any revenues from the lease of such equipment for the six month period ended June 30, 1998. The Company had been recognizing gross revenues from leasing certain gaming equipment to the Bettendorf Joint Venture for approximately $122,000 per month, including the six month period ended June 30, 1997.

         The Company recognized gross revenues from its equity in the net income of the Bally's Joint Venture of approximately $600,000 during the six month period ended June 30, 1997. The Company sold its 35% partnership interest during 1997.

         Casino operating expenses as a percentage of casino revenues increased from 41% in the six month period ended June 30, 1997 to 43% in the six month period ended June 30, 1998, primarily due to decreases in casino revenues from Lady Luck Biloxi which caused fixed costs such as gaming device license fees and certain labor charges to be spread over a lower revenue base; (ii) an increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues; and, (iii) an increase in cash incentives for slot machine players in relation to slot revenues.

         Food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues decreased from 95% for the six month period ended June 30, 1997 to 90% for the six month period ended June 30, 1998. This decrease was primarily due to reductions in labor and food and beverage costs relative to food and beverage revenues at Lady Luck Natchez and the Lady Luck Rhythm & Blues/Country Casino Complex offset partially by increases at Lady Luck Biloxi prior to closing the facility. Relative costs also decreased due to Lady Luck Central City ceasing operations February 19, 1998 which historically operated at less favorable margins than the Company's other properties.

     Gross room revenues for the River Park Hotel remained approximately constant during the six month period ended June 30, 1998 compared with the prior year six month period primarily due to increased occupancy levels attributable

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


to increased offerings of hotel rooms to patrons on a complimentary basis which positively affected casino revenues. The River Park Hotel's overall occupancy increased from 68% to 83% but was almost entirely offset by a decrease inaverage daily room rates. Gross room revenues remained constant at the Riverbluff Hotel during the six month period ended June 30, 1998 compared with the prior year six month period. The Riverbluff's overall occupancy decreased from 85% to 72% but such decrease was offset by an increase in average daily room rates. Gross room revenues at the 173-room hotel adjacent to Lady Luck Rhythm & Blues decreased 6% during the six month period ended June 30, 1998 compared with the prior year six month period primarily due to a decrease in average daily room rate which was only partially offset by an increase in occupancy. This hotel's overall occupancy level increased from 69% to 89% primarily attributable to increased offerings of hotel rooms to patrons on a complimentary basis to customers which positively affected casino revenues. This hotel's decrease in average daily room rate was primarily due to competitive pressures from properties which have added a significant number of rooms in nearby Tunica County, Mississippi.

         Selling, general and administrative expenses as a percentage of total gross revenues remained constant at 30% during the six month periods ended June 30, 1997 and 1998. The following costs increased: (i) insurance costs associated with employee medical claims; (ii) reductions during the six month period ended June 30, 1998 in casino marketing and advertising expenses at Lady Luck Biloxi which occurred at a slower rate than reductions in gross revenues due to contractual commitments entered into prior to winding down operations in anticipation of closing the facility; and (iii) an increase in development costs related primarily to the Company's pursuit of a license in Vancouver and negotiating the ancillary development agreement. The effect of these increases was completely offset by the following: (i) reductions in casino marketing and entertainment costs and an increase in gross revenues at Lady Luck Natchez compared to the prior year period when additional advertising and marketing had been necessary to recapture customers subsequent to the casino reopening as described above; (ii) reductions during the first three months of the six month period ended June 30, 1998 in labor costs and other administrative costs at Lady Luck Biloxi made in response to increased competitive pressure created by the opening of additional casino capacity in the Biloxi market during December 1997; and (iii) the absence of Lady Luck Central City's operations since it was sold in February 1998 which historically incurred higher selling, general and administrative expense margins than the Company's other properties

         Operating income was $16.3 million and $13.9 million for the six month periods ended June 30, 1998 and 1997, respectively, an increase of $2.4 million or 17%. The net income applicable to common stockholders was $4.6 million or $0.93 per share for the six month period ended June 30, 1998 compared with net income applicable to common stockholders of $1.9 million or $0.40 per share for the six month period ended June 30, 1997. In addition to the changes described above, the increases in operating income and income applicable to common stockholders were due to the following: (i) a $2.8 million gain, net of reserves for disposition costs, recognized on the sale (more fully described below - see Liquidity) of substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with the Lady Luck Biloxi casino; (ii) reduced net related party license/management fees due to lower earnings, as defined, upon which license fees are based and an increase in management fees received from the Bettendorf Joint Venture due to improved operating results as described above; and (iii) a decrease in depreciation expense which was primarily due to a lower cost basis of depreciable assets at LLB and an absence of depreciation at LLCC due to selling substantially all of its assets (also more fully described below - see Liquidity). The lower cost basis at LLB was the result of an asset impairment write-down recognized during December 1997. The depreciation of LLCC's assets was recognized as part of the loss on sale recorded as of December 31, 1997; accordingly, no depreciation for LLCC was recognized for the six months ended June 30, 1998.

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


         Lady Luck Rhythm & Blues/County Casino Complex

                                                                % Increase                          % Increase
                                         Three months ended     (Decrease)      Six months ended    (Decrease)
                                             June   30,           1998 vs.          June 30,         1998 vs.
                                        1998            1997        1997       1998          1997      1997

         Gross revenues..............  $25.0           $23.9          5       $51.3         $49.5        4
         Net revenues................   22.7            22.1          3        46.6          45.7        2
         Management/license fee......    0.7             0.7         -          1.6           1.6       -
         Operating income............    4.9             5.1         (4)       11.1          11.5       (3)
         Operating margin............    22%             23%         (1)pt      24%           25%       (1) pt

         Average daily net win per
             table game..............   $597            $546          9        $647          $618        5
         Average number of
             tables in operation.....     50              51         (2)         50            51       (2)
         Average daily net win per
             slot machine............   $157            $146          8        $160          $151        6
         Average number of slot
             machines in operation...  1,321           1,355         (3)      1,328         1,358       (2)


         Lady Luck Natchez

                                                                % Increase                          % Increase
                                         Three months ended     (Decrease)      Six months ended    (Decrease)
                                             June   30,           1998 vs.          June 30,         1998 vs.
                                        1998            1997        1997       1998          1997      1997
         Gross revenues..............   $8.7            $7.9         10       $17.5         $15.4       14
         Net revenues................    7.9             7.4          7        15.9          14.3       11
         Management/license fee......    0.2             0.2         -          0.5           0.5       -
         Operating income............    1.0             0.8         25         2.2           1.1      100
         Operating margin............    13%             11%          2pts      14%            8%        6pts

         Average daily net win per
             table game..............   $662            $634          4        $734          $656       12
         Average number of
             tables in operation.....     16              16         -           16            16       -
         Average daily net win per
             slot machine............   $111            $107          4        $111          $110        1
         Average number of slot
             machines in operation...    613             616         -          615           604        2

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         Lady Luck Bettendorf (a)

                                                                 % Increase                          % Increase
                                         Three months ended     (Decrease)      Six months ended    (Decrease)
                                             June   30,           1998 vs.          June 30,         1998 vs.
                                        1998            1997        1997       1998          1997      1997
         Gross revenues..............  $22.8           $20.0         14       $43.1         $38.6       12
         Net revenues................   21.6            19.1         13        40.7          36.5       12
         Management/license fee......    0.6             0.4         50         1.1           0.8       38
         Operating income............    3.2             2.1         52         6.1           3.6       69
         Operating margin............    15%             11%          4pts      15%           10%        5pts

         Average daily net win per
             table game..............   $770            $702         10        $772          $706        9
         Average number of
             tables in operation.....     37              38         (3)         37            38       (3)
         Average daily net win per
             slot machine............   $200            $197          2        $192          $190        1
         Average number of slot
             machines in operation...    991             880         13         971           872       11

         (a) Lady Luck Bettendorf is 50% owned by LLQC. The Company includes 50% of its net income as equity in net income of affiliates using the equity method of accounting.


Liquidity and Capital Resources

           During the six month period ended June 30, 1998, the Company generated $3.7 million in cash from operations. Also during this period, from the formerly restricted proceeds of the sale of the Company's interest in the Bally's Joint Venture which had been received during 1997, the Company received releases from restriction and was distributed $5.7 million for investment in a Related Business (as defined in the Indenture). In addition, $9.8 million was released from the restricted classification upon expiration, on May 14, 1998, of a tender offer which had been made by the Company to repurchase up to $9.6 million principal amount of the 2001 Notes, but for which no amount of the 2001 Notes were actually tendered. In addition, the $15.1 million proceeds received from the sale of substantially all of Lady Luck Biloxi's operating assets, as described below, have been classified as restricted as of June 30, 1998. Effective February 19, 1998, LLCC sold substantially all of its real property and operating assets to the holder of its mortgage note in exchange for forgiveness of the approximately $2.8 million mortgage note and the assumption of certain liabilities. These cash and non-cash sources and cash on hand at the beginning of the period were the primary sources of cash and non-cash resources during the six month period ended June 30, 1998. The primary uses of cash and non-cash resources during the six month period ended June 30, 1998, other than restriction of the Lady Luck Biloxi sale proceeds, operating expenditures and the forgiveness of LLCC's approximately $2.8 million mortgage note and the assumption of certain of its liabilities, include:

           A. $3.6 million in cash and $600,000 in slot contracts for the purchase of property and equipment, including the following:
                   (i) addition of a nearby off-site full-service restaurant at Lady Luck Natchez; (ii) replacement of the Country Casino's food court with a full-service restaurant; (iii) certain remodeling of the casinos at Lady Luck Natchez and the Rhythm & Blues/Country Casino Complex; (iv) a portion of the costs related to replacement of the property-wide phone system for more efficient communications and lower operating

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



                   costs at the Rhythm & Blues/Country Casino Complex; (v) site-work for a potential hotel addition at the Country Casino including modification of traffic patterns and additional paved parking areas for 360 automobiles and 15 tractor-trailers; and (vi) the acquisition of slot machines.

           B.      $1.5 million cash for payment of debt and slot contracts.

           Pursuant to an Asset Purchase Agreement, on June 11, 1998, the Company sold to Grand Casinos substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with its Lady Luck Biloxi casino which ceased operations June 7, 1998. The sale resulted in an approximately $2.8 million gain, net of reserves for disposition costs. Consideration received from Grand Casinos included the following: (i) base sales price of $15.0 million; (ii) forgiveness by Grand Casinos of the $714,000 balance of a mortgage note plus accrued interest which had been owed to it by the Company; and, (iii) certain other prorations and assumptions of liabilities and leasehold obligations by Grand Casinos. In accordance with the Indenture, the Company has 180 days after receiving the approximately $15.1 million to invest the money and any earnings thereon in a Related Business (as defined in the Indenture). If the Company does not invest the funds in a Related Business before such time, under certain circumstances, the Company must make an offer to repurchase a portion of the 2001 Notes at a price of 101% of par for the amount of the funds that was not invested in a Related Business. Any remaining funds not used to repurchase the 2001 Notes tendered, if any, will become unrestricted and available for general purposes.

           In anticipation of the sale of LLCC's assets as described above, the Company recorded during 1997, a reserve of $7.3 million to write-down LLCC's assets held for sale to fair market value less closing costs, to reserve for operating losses in 1998 prior to the effective sale date and to reserve for estimated future lease payments and write-downs on its parking lot leases which were not assumed by the purchaser of the assets sold. LLCC required cash to fund its operating cash shortfall during the six month period ended June 30, 1998; required additional cash infusions related to these leases through the six month period ended June 30, 1998 and will continue to require cash infusions related to these leases in 1998 and 1999. During March 1998, LLGC acquired a portion of LLCC's leased property with the remainder to be acquired in 1999.

           Effective January 1, 1998, pursuant to an existing gaming equipment lease, the gaming equipment that the venture had been leasing from the Company since April 1995 was sold to the Bettendorf Joint Venture. The negotiated sale price of $712,000 was received during the six month period ended June 30, 1998. Accordingly, the Company will no longer receive rental income from such equipment.

           Various amounts of cash and non-cash resources have been used and/or may be used during the remainder of 1998 for the following: (i) the Lady Luck Rhythm & Blues/Country Casino Complex could begin construction of up to 340
hotel  rooms  which  would   be  located   adjacent  to  Country  Casino,  (ii)
additional parking spaces at Lady Luck Natchez within walking distance or close proximity of the casino; and (iii) remodeling of two floors of the River Park Hotel. Up to $6.0 million of the cost of additional hotel rooms including site preparation and related construction at the Lady Luck Rhythm & Blues/Country Casino Complex is permitted by the Indenture covering the 2001 Notes to be funded by secured non-recourse indebtedness; however, there can be no assurance that such financing would be available, or if available, will be on terms satisfactory to the Company. In addition, various amounts of cash and non-cash resources may be used during 1998 for other capital improvements, expansions or acquisitions which cannot currently be estimated and may be contingent upon market conditions and other factors. If significant cash or other resources become available, the Company may make additional capital expenditures. In any case, the amount of capital expenditures will be based upon cash available and market conditions at the time any commitment is made.

           The Bettendorf Joint Venture is currently constructing an expansion project pursuant to its master-plan at a cost of approximately $39.5 million. The project, which began construction June 23, 1997, is planned to include an approximately 260 room hotel with a fully enclosed walkway to the riverboat casino, a 30-50 slip marina, a 500-car parking garage and a

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



bypass over the nearby railroad to improve access. In addition, during April 1998, the Iowa Racing and Gaming Commission approved the addition of up to 230 new slot machines and six table games at the Bettendorf Joint Venture. The expansion project financing is non-recourse to the Company and includes a $17.5 million bank first mortgage note, a $5.0 million second mortgage from an affiliated company of BRDC, and $7.5 million in tax increment financing from the City of Bettendorf to be repaid from property taxes and in exchange for deeding the overpass to the City of Bettendorf. The cost of the overpass is not expected to exceed such financing from the City of Bettendorf. The balance of the expansion project's cost is to be paid from the Bettendorf Joint Venture's cash on hand. The hotel project is scheduled to be completed in the Fall of 1998. The Company does not expect any cash distributions from the Bettendorf Joint Venture during 1998 as they are intended to be reinvested in the property or used to repay indebtedness. Construction during the three month period ending September 30, 1998 is expected to require closure of the boat's second level for approximately 5 days.

           The Company has an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of June 30, 1998, approximately $6.0 million has been paid by the Company under this contract and approximately $1.9 million is included in construction payables. It is anticipated that this vessel will be utilized by LLK. However, construction has been discontinued and is not anticipated to resume until such time as a suitable development project proceeds.

           The Company responded to a request for proposal (the "RFP") during the fourth quarter of 1997, for the Vancouver Project. The Vancouver Project is expected to cost approximately $25.0 to $30.0 million. The LAC has been reviewing the various responses to the RFP, and has informed the Company that its response has successfully been short-listed. During the second quarter of 1998, the Company entered a development agreement with the Tsawwassen First Nation as host community and has an option to lease property on which the Vancouver Project is to be constructed. The Company believes that the LAC will make selections of successful proponents during the third quarter of 1998. After a proponent is selected, it then must negotiate the various operating agreements with the Provincial government and obtain financing for the project. While the Company believes that it may be selected for a gaming license, there can be no assurances that it will be selected, nor that an agreement with the Province of British Columbia can be successfully negotiated or that financing can be obtained. The Company intends to fund any such development of the project through a combination of cash on hand, earnings from operations, cash remaining from the sale of its interest in Bally's after the repurchase of 2001 Notes, if any, potential proceeds from the sale of LLB's assets as described herein, and external financing. In any case, there can be no assurance that sufficient cash, proceeds or financing will be available or, if available, that it will be available on terms acceptable to the Company. In addition, any such financing may require consent of the holders of the 2001 Notes.

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

           Lady Luck Natchez was required under its current lease to move its casino barge several hundred feet to another docking facility on land subject to its existing lease by February 1998. Management has not relocated the casino barge and the lessor has allowed the casino to remain in its current location. Management and the lessor have reached an agreement in principle to amend the existing lease to allow the barge to remain in its current location. Pursuant to such agreement, the lessor agrees to allow the barge to remain at its current location in consideration of the Company's agreement to pay liquidated damages of $1.2 million in the event it terminates the lease at any time during the 10 year period following the execution of the lease amendment. Should an amendment to the lease reflecting the preliminary agreement discussed above not be executed, the cost of relocating the barge is currently estimated not to exceed $1.2 million. Pursuant to the existing lease, the lessor has asserted that the Company did not make certain improvements to the site required by the agreement. The Company has agreed to pay the lessor $500,000 in liquidated damages and to pay up to $250,000 to construct additional parking spaces on the leased property.

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

           The Company continues to explore various options to refinance the 2001 Notes. However, there can be no assurance as to the timing of any such refinancing or that the Company will continue these pursuits and, if pursued, that terms acceptable to the Company can be negotiated.

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

           The Company is highly leveraged. As of June 30, 1998, the Company's total indebtedness was approximately $176.9 million and its stockholders' deficit was approximately $27.6 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, such cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.


Year 2000

           The Company's computers may not be year 2000 compliant. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, which may result in systems failures and disruptions to operations at January 1, 2000. The Company has not yet completed its assessment of the systems which will

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



be affected, but is developing a plan to evaluate and remediate the year 2000 issue. This remediation plan will include assessing the Company's inventory of year 2000 issues, contacting the suppliers of certain of their systems to determine the timing of applicable upgrades, and implementing the year 2000 upgrades which are currently available. The Company will continue to evaluate its vulnerability in the case of suppliers' failure to remediate their respective year 2000 issues. The Company has not yet determined whether the effect of the remediation could have a material effect on future financial results; however, preliminary estimates indicate that, to bring systems considered critical into compliance, expenditures should not exceed $300,000.


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


    Item 3.       DEFAULTS UPON SENIOR SECURITIES

                  (a)      None.

                  (b)      None.


    Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The Company's Annual Meeting of Stockholders was held on June 3, 1998.

                  (b)      Not applicable.

                  (c) Amendment to the Certificate of Incorporation of the Company effecting a Reverse Stock-Split and an Increase in Par Value of Common Stock

                           At the Annual Meeting of Stockholders held on June 3, 1998, the Board of Directors unanimously adopted resolutions to approve, and submit to the stockholders of the Company for approval, amendments to the Company's Certificate of Incorporation (the "Amendment") to effect a reverse stock-split. The principal effects of the reverse stock-split were to reduce the number of issued and outstanding shares of Common Stock from 29,285,698 to approximately 4,880,950 and to increase the par value of Common Stock from $0.001 to $0.006 per share. The reverse stock-split did not change the number of authorized shares of Common Stock or change the number of authorized shares or par value of the Company's preferred stock, $25.00 par value per share, of which 433,638 shares were issued and outstanding at the Annual Meeting date. The voting on such matters was as follows:

                           For                  Withhold               Abstain
                           22,100,175           364,812                10,007

                           Election of Directors

                           At the Annual Meeting of Stockholders held on June 3, 1998, Alain Uboldi and Minxin Pei were nominated as a Class II directors to serve immediately with a term expiring at the 2001 annual meeting or until their successors are duly elected and qualified. The voting on such matters was as follows:

                           For                  Withhold               Abstain
             Alain Uboldi  22,446,576           141,574                None
             Minxin Pei    22,444,026           144,124                None

                  (d)      Not applicable.


    Item 5.       OTHER INFORMATION

                           None

    Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                           (a)        Exhibits.

                        Exhibit
                        Number        Description of Exhibits

                        3.1 Certificate of Incorporation of Lady Luck Gaming Corporation, as amended through June 4, 1998.

                        10.54 Asset Purchase Agreement dated June 2, 1998 among Lady Luck Biloxi, Inc., as seller, Lady Luck Gaming Finance Corporation and Lady Luck Gaming
                                      Corporation,   collectively  as   seller's
                                      parent companies, and   Grand  Casinos  of
                                      Mississippi,  Inc. - Biloxi,  as buyer and
                                      Grand Casinos,  Inc., as  buyer's  parent.
                                      Incorporated by reference to Exhibit 2.1 to the Form 8-K of Lady Luck Gaming Corporation dated June 11, 1998.

                        27            Financial Data Schedule


                           (b)        Reports on Form 8-K.

                                      Form 8-K filed on June 11, 1998 related to
                                      Item 5.

    SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  DATE: August 14, 1998                Lady Luck Gaming Corporation
                                       Registrant

                                       /s/James D. Bowen
                                       Its: Vice President Finance and
                                            Principal Accounting Officer and
                                            duly authorized officer



  DATE: August 14, 1998                /s/James D. Bowen
                                       James D. Bowen
                                       Vice President Finance and
                                            Principal Accounting Officer and
                                            duly authorized officer