Form 10-Q/A
period 1998-06-30
LADY LUCK GAMING CORP
filed 1998-08-18
CIK 906527

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q/A


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

AN INCORRECT CASH BALANCE AS OF JUNE 30, 1998 APPEARED ON THE ORIGINAL CONDENSED CONSOLIDATED BALANCE SHEET. THE CORRECTED FIGURE IS $33,410.

PART I            FINANCIAL INFORMATION

         Item 1.           FINANCIAL STATEMENTS



                          LADY LUCK GAMING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS

                                               June 30,       December  31,
                                                 1998              1997

Current assets:
   Cash and cash equivalents.............. $       33,410   $        19,552
   Restricted cash........................         15,127            15,388
   Accounts receivable, net...............          1,029               786
   Inventories............................            996               957
   Assets held for sale...................            673             2,791
   Prepaid expenses.......................          1,473             2,456
                                           --------------   ---------------
      Total current assets................         52,708            41,930
                                           --------------   ---------------

Property and equipment,  net of
   accumulated  depreciation  and
   amortization  of $27,934 and $26,525
   as of June 30, 1998 and December 31,
   1997, respectively.....................        116,591           128,375


Other assets:
   Deferred financing fees and costs, net
      of accumulated amortization of
      $3,780 and $3,347 as of June 30,
      1998 and December 31, 1997,
      respectively........................          2,307             2,740
   Investment in unconsolidated
      affiliates, net                              12,410             9,313
   Other..................................          2,711             2,948
                                           --------------   ---------------
                                                   17,428            15,001
                                           --------------   ---------------
TOTAL ASSETS.............................. $      186,727   $       185,306
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