Form 10-Q
period 1998-09-30
LADY LUCK GAMING CORP
filed 1998-11-13
CIK 906527

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1998
                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes                        No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 9, 1998, there were 4,880,613 shares of common stock, $.006 par value per share, outstanding.

PART I      FINANCIAL INFORMATION

      Item 1.     FINANCIAL STATEMENTS


                          LADY LUCK GAMING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS

                                              September 30,     December  31,
                                                   1998              1997
Current assets:
   Cash and cash equivalents..............      $  18,191         $  19,552
   Restricted cash........................         15,230            15,388
   Marketable securities..................         15,469                -
   Accounts receivable, net...............          1,069               786
   Inventories............................          1,014               957
   Assets held for sale...................             -              2,791
   Prepaid expenses.......................          1,534             2,456
                                                ---------         ---------
      Total current assets................         52,507            41,930
                                                ---------         ---------

Property and equipment, net of
   accumulated depreciation and
   amortization of $29,883 and $26,525
   as of September 30, 1998 and
   December 31, 1997, respectively........        116,149           128,375


Other assets:
   Deferred financing fees and costs,
      net of accumulated amortization of
      $3,996 and $3,347 as of
      September 30, 1998 and
      December 31, 1997, respectively.....          2,091             2,740
   Investment in unconsolidated
      affiliates, net.....................         13,196             9,313
   Other..................................          3,281             2,948
                                                ---------         ---------
                                                   18,568            15,001
                                                ---------         ---------
TOTAL ASSETS..............................      $ 187,224         $ 185,306
                                                =========         =========

















              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                          LADY LUCK GAMING CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                 (in thousands)
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                              September 30,     December  31,
                                                   1998              1997
Current liabilities:
   Current portion of long-term debt......      $     417         $   4,481
   Accrued interest.......................          1,828             1,846
   Accounts payable.......................          3,606             5,178
   Construction and retention payables....          1,952             1,957
   Accrued property taxes.................            995             1,476
   Other accrued liabilities..............          8,040             7,320
                                                ---------         ---------
      Total current liabilities...........         16,838            22,258
                                                ---------         ---------

Long-term debt:
   Mortgage notes payable.................        173,500           173,500
   Other long-term debt...................          2,939             3,314
                                                ---------         ---------
      Total long-term debt................        176,439           176,814
                                                ---------         ---------

         Total liabilities................        193,277           199,072
                                                ---------         ---------

Commitments and contingencies
   (Notes 5 through 11)

Series A mandatory cumulative redeemable
   preferred stock, $46.21 and $42.44,
   as of  September  30,  1998  and
   December  31,  1997,  respectively
   per  share liquidation value,
   1,800,000 shares authorized, 433,638
   shares issued and outstanding..........         20,036            18,402
                                                ---------         ---------

Stockholders' deficit:
   Common stock, $.006 par value,
      75,000,000 shares authorized,
      4,880,613 shares issued and
      outstanding.........................             29                29
   Additional paid-in capital.............         31,382            31,382
   Accumulated deficit....................        (57,500)          (63,579)
                                                ---------         ---------
      Total stockholders' deficit.........        (26,089)          (32,168)
                                                ---------         ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIT..................      $ 187,224         $ 185,306
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




                                                   LADY LUCK GAMING CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                       September 30,
                                                                 1998              1997              1998              1997
                                                                 ----              ----              ----              ----
Revenues:

     Casino..........................................          $ 28,907          $ 32,404        $   97,509         $ 104,246
     Food and beverage...............................             3,368             4,261            12,298            12,851
     Hotel...........................................             1,109             1,102             3,204             3,208
     Equity in net income of
         unconsolidated affiliates...................               787             1,768             3,884             4,144
     Other...........................................               960             1,328             2,865             4,190
                                                              ---------         ---------         ---------         ---------
         Gross revenues..............................            35,131            40,863           119,760           128,639
     Less:  Promotional allowances...................            (2,812)           (3,258)          (10,318)           (9,748)
                                                              ---------         ---------         ---------         ---------
         Net revenues................................            32,319            37,605           109,442           118,891
                                                              ---------         ---------         ---------         ---------

Costs and expenses:
     Casino..........................................            11,613            13,603            40,857            42,802
     Food and beverage...............................             1,115             1,580             3,974             5,064
     Hotel...........................................               245               535             1,210             1,701
     Other...........................................                20                60               120               202
     Selling, general and administrative.............             9,915            12,763            35,260            39,252
     Related party management/license fees...........               255               314               780             1,250
     Depreciation and amortization...................             2,156             2,970             6,760             8,899
     Loss on sale of investment in
         unconsolidated affiliate....................                -              1,912                -              1,912
     Project development cost write-downs
         and reserves................................                -                 50                -                 50
     Gain on sale of assets..........................                -                 -             (2,848)               -
                                                              ---------         ---------         ---------         ---------
         Total costs and expenses....................            25,319            33,787            86,113           101,132
                                                              ---------         ---------         ---------         ---------

Operating income ....................................             7,000             3,818            23,329            17,759

Other income (expense):
     Interest income.................................               584               173             1,341               543
     Interest expense................................            (5,481)           (5,355)          (16,570)          (16,750)
     Other...........................................                -                 25              (342)              113
                                                              ---------         ---------         ---------         ---------
         Total other expense.........................            (4,897)           (5,157)          (15,571)          (16,094)
                                                              ---------         ---------         ---------         ---------
Income (loss) before income tax provision............             2,103            (1,339)            7,758             1,665

Income tax provision (benefit).......................                15               (46)               45                59
                                                              ---------         ---------         ---------         ---------
NET INCOME (LOSS)....................................             2,088            (1,293)            7,713             1,606

Preferred stock dividends............................               561               500             1,634             1,458
                                                              ---------         ---------         ---------         ---------
Income (loss) applicable to
     common stockholders.............................         $   1,527         $  (1,793)        $   6,079         $     148
                                                              =========         =========         =========         =========

NET INCOME (LOSS)PER SHARE
Applicable to common stockholders....................         $    0.31         $   (0.37)        $    1.25         $    0.03
                                                              =========         =========         =========         =========
Weighted average number of common shares
     outstanding.....................................         4,880,613         4,880,613         4,880,613         4,880,613
                                                              =========         =========         =========         =========

                                    The accompanying notes are an integral part of these
                                                condensed consolidated statements.

                                                                 4

                          LADY LUCK GAMING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                      Nine Months Ended
                                                        September 30,
                                                 1998                 1997
                                                 ----                 ----

Cash flows from operating activities:

   Net income....................             $  7,713             $  1,606

   Adjustments to reconcile net
     income to net cash provided
     by (used in) operating
     activities:
   Depreciation and amortization.                6,760                8,899
   Amortization of bond offering
     fees and costs..............                  649                  649
   Loss on sale of investment in
     unconsolidated affiliate....                   -                 1,912
   Gain on sale of assets........               (2,848)                  -
   Project development cost
     write-downs and reserves....                   -                    50
   Equity in net income of
     unconsolidated affiliates...               (3,883)              (4,144)

   (Increase) decrease in assets:
     Accounts receivable.........                 (285)                (459)
     Inventories.................                  (57)                  20
     Prepaid expenses............                1,112                  744

   Increase (decrease) in
     liabilities:
     Accounts payable............               (1,572)                 783
     Other accrued liabilities...               (1,870)                (955)
                                              --------             --------
Net cash provided by (used in)
   operating activities..........                5,719                9,105
                                              --------             --------

Cash flows from investing
   activities:

   Purchases of property and
     equipment...................               (4,583)              (2,716)
   Proceeds from sale of
     operating assets............               15,127                   -
   Restricted cash...............                  158                   -
   Purchases of marketable
     securities..................              (15,455)                  -
   Other.........................                 (663)                 405
                                              --------             --------
Net cash provided by (used in)
   investing activities..........               (5,416)              (2,311)
                                              --------             --------













              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                          LADY LUCK GAMING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  (in thousands, except supplemental schedule)
                                   (Unaudited)



                                                      Nine Months Ended
                                                        September 30,
                                                 1998                 1997
                                                 ----                 ----

Cash flows from financing activities:

   Payments on debt and
      slot contracts.................           (1,664)              (2,950)
                                              --------             --------
Net cash provided by (used in)
   financing activities..............           (1,664)              (2,950)
                                              --------             --------

Net increase (decrease) in cash and
   cash equivalents..................           (1,361)               3,844
Cash and cash equivalents,
   beginning of period...............           19,552               15,490
                                              --------             --------
Cash and cash equivalents,
   end of period.....................         $ 18,191             $ 19,334
                                              ========             ========


Supplemental disclosures of cash
   flow information:

     Cash paid during the period for
       interest..................             $ 15,939             $ 16,094
                                              ========             ========
     Cash paid during the period for
       taxes.....................             $     -              $     80
                                              ========             ========


Supplemental Schedule of Non-Cash Investing and Financing Activities:

The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $1,634,000 and $1,458,000 in unpaid accrued dividends for the nine month periods ended September 30, 1998 and 1997, respectively.

The Company entered into several contracts with manufacturers for the purchase of slot machines and other assets which totaled approximately $689,000 and $618,000 for the nine month periods ended September 30, 1998 and 1997, respectively.

Effective February 19, 1998, a subsidiary of the Company sold substantially all of its real property and operating assets to the holder of a mortgage note in exchange for forgiveness of the $2,750,000 mortgage note and the assumption of certain liabilities.

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

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   The Company and Basis of Presentation

    Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management is the evaluation of the recoverability of the carrying values of the land held for development and the reserve for disposition costs related to the sale of Lady Luck Biloxi's operating assets as more fully described below. The Company made certain financial statement reclassifications for the three and nine month periods ended September 30, 1997 in order to classify amounts in a manner consistent with the three and nine month periods ended September 30, 1998.

    The consolidated financial statements of Lady Luck Gaming Corporation ("LLGC"), a Delaware corporation, include the accounts of LLGC and its subsidiaries (collectively the "Company"). For the periods presented in the financial statements, the Company's operations primarily include those of LLGC, Lady Luck Gaming Finance Corporation ("LLGFC"), a Delaware corporation; Lady Luck Mississippi, Inc. ("LLM"), Magnolia Lady, Inc. ("MLI"), and Lady Luck Tunica ("LLT"), each a Mississippi corporation (collectively the "Mississippi Companies"); and, L.L. Gaming Reservations, Inc. ("LLGR"), a Nevada corporation. The Company also owns an interest in a joint venture with Bettendorf Riverfront Development Company ("BRDC") which is and has been accounted for under the equity method. LLGC and its subsidiaries were organized to develop and operate gaming and hotel properties in emerging jurisdictions.

    LLGC and LLGFC were formed in February 1993. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi and acquired and took over operation of the 147-room River Park Hotel in Natchez, Mississippi on April 15, 1996; Lady Luck Central City, Inc., formerly Gold Coin Incorporated ("LLCC"), a Delaware corporation and subsidiary of the Company, opened on May 28, 1993 and sold its real property and operating assets and ceased operations effective February 19, 1998 (see Note 10); Lady Luck Biloxi, Inc. ("LLB"), a Mississippi corporation, began dockside casino operations on December 13, 1993 in Biloxi, Mississippi and sold its real property and operating assets and ceased operations effective June 7, 1998 (see Note 9); MLI, which does business as Lady Luck Rhythm & Blues, commenced dockside gaming operations on June 27, 1994 in Coahoma County, Mississippi, commenced operation of a 173-room hotel on August 16, 1994, commenced gaming operations of Country Casino and the Pavilion on May 21, 1996 and acquired and took over operation of the 120-room Riverbluff Hotel in Helena, Arkansas on July 3, 1996; LLT which currently leases a gaming vessel to Lady Luck Bettendorf, L.C., an Iowa Limited Liability Company (see below); LLGR began operating a central reservations center for the Company's hotels on September 3, 1996; Lady Luck Quad Cities, Inc. ("LLQC"), a Delaware corporation and subsidiary of the Company; LLQC formed a joint venture with BRDC, Lady Luck Bettendorf, L.C., (the "Bettendorf Joint Venture") to operate a casino in Bettendorf, Iowa which commenced operation on April 21, 1995 and commenced operation of a 256-room hotel on August 29, 1998 (see Note 4); and, Old River Development, Inc., a subsidiary of the Company, commenced operation of a 240-room hotel on August 24, 1994, contributed it to the Bally's Joint Venture in March 1995 and sold its equity investment to Bally's effective September 30, 1997 (see Note 4). Lady Luck Vicksburg, Inc. ("LLV"), a subsidiary of the Company and Lady Luck Kimmswick, Inc. ("LLK"), a 93% owned subsidiary of the Company and a Missouri corporation, are in various stages of development and have no operating history.

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

    A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Coahoma County, Mississippi casino operations. These casinos are highly dependent on patronage by residents in Arkansas. A change in general economic conditions, the addition of nearby competitive facilities, closure of the Helena Bridge or a change in the extent and nature of regulations enabling casino gaming in Arkansas could adversely affect these casinos' future operating results.


3.   Reverse Stock Split, NASDAQ Market Listing and Net Income Per Share

    Effective June 4, 1998, the Company's shareholders approved a one-for-six reverse stock split with regard to its Common Stock (the "Reverse Split"). The effects of the Reverse Split were to reduce the number of issued and outstanding shares of Common Stock from 29,285,698 to 4,880,613 and to increase the par value of these shares from $0.001 to $0.006 per share. In lieu of fractional shares resulting from the Reverse Split, stockholders received a cash payment from the sale of the aggregate fractional shares on the open market. The Reverse Split did not change the number of authorized shares of the Company's Common Stock and had no effect on the Company's Preferred Stock. All references in the financial statements to number of shares, per share amounts and market prices of the Company's Common Stock have been retroactively restated to reflect the decreased number of shares of Common Stock outstanding.

    On October 19, 1998, the Company was informed by the Nasdaq Stock Market ("NASDAQ") that, based upon its staff's review, the Company's common stock failed to maintain market value of public float, comprised of total shares outstanding reduced by those held by directors and officers as defined, greater than or equal to $15.0 million, in accordance with Marketplace Rule 4450(b)3 under Maintenance Standard 2. NASDAQ indicated that it will provide the Company 90 days, or until January 21, 1999, to demonstrate compliance. If the Company is unable to demonstrate such compliance, the Company's common stock may be delisted as of January 26, 1999. In the event that the Company is unable to achieve compliance, it may seek further procedural remedies, but the Company can provide no assurances that it will be successful in the employment of any such remedies. The Company believes, notwithstanding the foregoing, that it would be eligible for listing on the Nasdaq Small-Cap tier; however, no assurance can be provided that the Company is in fact eligible for such listing.

    As of September 30, 1998, options to purchase 68,000 and 43,000 shares of Common Stock at exercise prices ranging from $15.00 to $18.72 per share were outstanding and exercisable, respectively, and could potentially dilute earnings per share in future periods. The related weighted average number of shares of Common Stock were not included in the computations of earnings per share because the options' exercise prices were greater than the average market prices of Common Stock during the three and nine month periods ended September 30, 1998 and 1997 and any effect would be antidilutive.


4.   Investment in Unconsolidated Affiliates

    The Company's investment in the joint ventures with BRDC and its former investment in the joint venture with Bally's are accounted for under the equity method and the Company's portion of income or loss from the joint ventures is included in Equity in Net Income of Unconsolidated Affiliates in the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1998 and 1997.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Bettendorf Joint Venture

     In December 1994, the Company entered the Bettendorf Joint Venture with BRDC to develop and operate a casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). The joint venture agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC is leasing certain real property to the Bettendorf Joint Venture at a lease rate equal to $150,000 per month. The Company is leasing a gaming vessel with a cost of $21,635,000 and a carrying value net of accumulated depreciation as of September 30, 1998 of $19,540,000 to the Bettendorf Joint Venture for approximately $189,000 per month, which amount was determined based upon arms-length negotiations between the Company and BRDC. In addition, from inception of the Bettendorf Joint Venture through December 31, 1997, the Company had been leasing certain gaming equipment to the Bettendorf Joint Venture with a cost of $3,705,000 for approximately $122,000 per month, its fair market rental value. Pursuant to such equipment lease, effective January 1, 1998, the Company sold the equipment to the Bettendorf Joint Venture for a negotiated amount of $712,000 cash.

     The Company's rental income relating to these leases for the three and nine month periods ended September 30, 1998 and 1997 are as follows (in thousands):

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                  1998        1997        1998          1997
                                  ----        ----        ----          ----

      Gaming vessel lease        $  567      $  566       $1,700       $1,699
      Gaming equipment lease         -          367           -         1,099
                                 ------      ------       ------       ------
        Total Bettendorf lease
          rental income          $  567      $  933       $1,700       $2,798
                                 ======      ======       ======       ======

     Lady Luck Bettendorf commenced operations on April 21, 1995. All net profits and losses from all operations of Lady Luck Bettendorf are allocated equally between the Company and BRDC. Effective January 1, 1996, the Company was granted the right to manage Lady Luck Bettendorf pursuant to a contract with substantially the same terms and fees as the Company's wholly-owned casinos, less $37,500 abated per month, with up to $325,000 annually of the fees received by the Company paid to BRDC as consultants.

     The Company received management fees from Lady Luck Bettendorf for the three and nine month periods ended September 30, 1998 and 1997 as follows (in thousands):

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                  1998        1997         1998         1997
                                  ----        ----         ----         ----

  Lady Luck Bettendorf
      management fees            $  584      $  416       $1,673       $1,212
                                 ======      ======       ======       ======

     The Bettendorf Joint Venture recently constructed an expansion project pursuant to its master-plan (See Note 8).

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Summarized balance sheet information for the Bettendorf Joint Venture as of September 30, 1998 and December 31, 1997 is as follows (in thousands):

                                         September 30,      December 31,
                                              1998               1997

      Current assets                         $ 8,511          $  4,758
      Other                                      706               732
      Property and equipment, net             50,198            25,459
                                             -------          --------
        Total assets                         $59,415          $ 30,949
                                             =======          ========

      Current liabilities                    $ 6,898          $ 12,276
      Long-term liabilities                   26,124                48
      Members' equity                         26,393            18,625
                                             -------          --------
        Total liabilities and
         members' equity                     $59,415          $ 30,949
                                             =======          ========

     Summarized results of operations for the Bettendorf Joint Venture for the three and nine month periods ended September 30, 1998 and 1997 are as follows (in thousands):

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                  1998        1997        1998         1997
                                  ----        ----        ----         ----

      Net revenues              $21,446     $17,954     $62,168      $54,427
      Costs and expenses         19,873      15,791      54,401       48,734
                                 ------      ------      ------       ------
      Net income                $ 1,573     $ 2,163     $ 7,767      $ 5,693
                                =======     =======     =======      =======

     A summary of changes in the Company's investment in the Bettendorf Joint Venture for each of the nine month periods ended September 30, 1998 and 1997 are as follows (in thousands):

                                               1998              1997
                                               ----              ----

      Investment, beginning of period        $ 9,313          $  5,886
      Equity in net income
        of unconsolidated affiliate            3,883             2,846
                                             -------          --------
      Investment, end of period              $13,196          $  8,732
                                             =======          ========

   Included in the Company's Retained Earnings at September 30, 1998 is $10,196 of undistributed earnings of the Bettendorf Joint Venture.

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

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.   Long-term Debt

     At September 30, 1998 and December 31, 1997, long-term debt consisted of the following (in thousands):

                                                 September 30,      December 31,
                                                     1998               1997

11 7/8% First  Mortgage  Notes;  quarterly
     payments of interest only; due
     March 2001; collateralized  by
     substantially  all assets of the
     Company and guaranteed by LLGC..........      $ 173,500         $ 173,500

Note payable to a corporation; monthly
     payments of interest only at 10%;
     principal due July 2001, collateralized
     by a deed of trust (See Note 10)........             -              2,750

Notepayable to a  corporation;  annual
     payments of  principal of $119  plus
     accrued   interest   at  8%;   due
     June   2003; collateralized by a land
     deed of trust (See Note 9)..............             -                714

Notes payable to corporations;  monthly
     payments of principal and interest  at
     rates up to 12 1/2% due  through
     February  1999 secured by the equipment.            228             1,122

Mortgage note  payable to a  corporation;
     quarterly  payments of principal  and
     interest  at prime  plus 1 1/2% based
     on a 20 year amortization; due
     April 2006; collateralized by a
     deed of trust...........................          2,660             2,773

Mortgage note  payable  to an  individual;
     monthly  payments  of principal  and
     interest  at  8  1/2%  based  on  a
     20  year amortization; due March 2018;
     collateralized by a deed of trust.......            346                -

Note payable to a corporation; quarterly
     payments of principal and accrued
     interest at 9%; due October 1998,
     collateralized by a deed of trust.......             -                110

Other........................................            122               326
                                                   ---------         ---------
                                                     176,856           181,295
     Less: current portion...................           (417)           (4,481)
                                                   ---------         ---------
Total long-term debt.........................      $ 176,439         $ 176,814
                                                   =========         =========

      The Indenture, as amended and supplemented (the "Indenture"), covering the Company's 11 7/8% First Mortgage Notes due 2001 (the "2001 Notes") provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness, (c) to make asset sales,
(d) to engage in other lines of business, and (e) to maintain a minimum consolidated net worth, as defined in the Indenture. The Company believes it is in compliance with the Indenture, as amended and supplemented, as of September 30, 1998.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



      The 2001 Notes bear interest at the rate of 11 7/8% per annum effective October 15, 1995 (prior to that time they bore interest at the rate of 10 1/2% per annum). Interest on the 2001 Notes held by each holder who consented to certain amendments to and waivers of continuing defaults under the Indenture in 1996 (the "Amendments and Waivers") will be payable quarterly on each March 1, June 1, September 1 and December 1, so long as the 2001 Notes are outstanding (interest on the notes held by each holder who did not consent to the Amendments and Waivers will continue to be payable semiannually on March 1 and September
1). In addition, the Company is obligated within 180 days after the end of each year, commencing with the year ended December 31, 1996, to purchase on the open market, or to make an offer to purchase from the holders at par, 2001 Notes with a principal amount equal to Excess Cash Flow (as defined in the Indenture) for such year. However, the Company will be able to credit toward the amount of 2001 Notes required to be purchased in any year any amount of 2001 Notes it has purchased since January 1, 1996 which it has not previously used as a credit in any prior year. There was no Excess Cash Flow for the years ended December 31, 1997 and 1996. The Company may also repurchase a portion of the 2001 Notes from time to time in early satisfaction of any required repurchase expected pursuant to the Indenture or otherwise, the amount of which and the timing of repurchase cannot currently be estimated and is dependent on adequate cash availability and market conditions.

      The Company continues to explore various options to refinance the 2001 Notes. However, there can be no assurance as to the timing of any such refinancing or that the Company will continue these pursuits and, if pursued, that terms acceptable to the Company can be negotiated.

      Sale of Biloxi Operating Assets

      Pursuant to an Asset Purchase Agreement dated June 2, 1998, on June 11, 1998, the Company received approximately $15.1 million from Grand Casinos of Mississippi, Inc. and Grand Casinos, Inc. (collectively "Grand Casinos") for the sale of substantially all of the assets, excluding gaming equipment and certain noncontiguous real property, associated with its Lady Luck Biloxi casino which ceased operations June 7, 1998. In accordance with the Indenture, the Company has 180 days after receiving the $15.1 million (until December 8, 1998) to invest the money and any earnings thereon in a Related Business (as defined in the Indenture). If the Company does not invest the funds in a Related Business before such time, under certain circumstances, the Company must make an offer to repurchase a portion of the 2001 Notes at a price of 101% of par for the amount of funds that was not invested in a Related Business. Accordingly, the proceeds from the sale and earnings thereon have been classified as Restricted Cash (as defined in the Indenture) as of September 30, 1998. Any remaining funds not used to repurchase the 2001 Notes tendered, if any, will become unrestricted and available to the Company for general purposes.

      Sale of Interest in Bally's Joint Venture

      Pursuant to a Partnership Interest Redemption Agreement, on November 3, 1997, the Company received approximately $15.3 million cash for its investment in the Bally's Joint Venture. The Company invested $5.7 million of the proceeds from the sale of its interest in the Bally's Joint Venture in a Related Business (as defined in the Indenture). Also in accordance with the Indenture, the Company, on April 16, 1998, offered to repurchase up to $9.6 million principal amount of the 2001 Notes (the "Tender Offer") at a price of 101% of par plus accrued and unpaid interest thereon. The Tender Offer expired on May 14, 1998 and none of the 2001 Notes were tendered. The remaining proceeds from the sale and interest earned thereon became unrestricted and available to the Company for general purposes at that time.


6.   Employment Agreements

     On October 24, 1994, LLGC entered Letter Agreements with Alain J. Uboldi, LLGC's President, Chief Operating Officer and Director, and Rory J. Reid, LLGC's Senior Vice-President, General Counsel, Secretary and Director (the "Agreements"). The Agreements provide that in the event of a Change of Control during their employ, as defined in the Agreements, and the subsequent termination of the employment of either Mr. Uboldi or Mr. Reid, under certain

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



circumstances, LLGC would be required to pay to Mr. Uboldi and Mr. Reid a lump sum severance payment equal to 2.99 times the sum of their respective annual base salary plus the amount of any bonus paid in the year preceding such termination. In the event of such termination, Mr. Uboldi and Mr. Reid would also receive in cash an amount equal to the product of the difference between subtracting the exercise price of each option held by Mr. Uboldi or Mr. Reid (whether or not fully exercisable) from the current price of LLGC's Common Stock, as defined. Further, in connection with the Agreements, Mr. Uboldi and Mr. Reid would receive life, disability, accident and health insurance benefits substantially similar to those they are receiving immediately prior to their termination for a 36-month period after such termination.


7.   Litigation

     Shareholder Class Action Lawsuits

     The Company has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Exchange Act of 1933 and the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, President, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint. On October 8, 1997, the Company was served with an order of the court dismissing all of the Plaintiff's
Section 10(b) and eleven of the Plaintiff's sixteen Section 11, 12 and 15 allegations with prejudice for failing to adequately state a claim. The court also ordered the Plaintiffs to and the Plaintiffs have filed an amended complaint regarding the five Section 11, 12 and 15 claims which were not dismissed with prejudice. The Company subsequently moved to dismiss such allegations. On November 5, 1998, the Company was served with an order of the court dismissing one additional Section 11, 12 and 15 claim. While the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

     Greek Lawsuits

     The Company and certain of its joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7.4 million as of October 14, 1998 based upon published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The cases are still in their preliminary stages and their outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

     A Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action sought damages of approximately $800,000. On July 29, 1996, the Company's Greek counsel was served with a decision by the Athens Court of First Instance in such matter. The Greek Court entered judgment against the Company in the amount of approximately 87.1 million drachma (which was approximately $308,000 as of October 14, 1998 based upon published exchange rates) plus interest. The Company has appealed the Court's decision. During the fourth quarter of 1997, the Company's Greek counsel informed the Company that it is more likely than not that the appellate court will not overturn the Athens Court of First Instance's decision. A reserve has been provided during the fourth quarter of 1997 and interest is accrued monthly; however, the Company intends to continue to defend itself in this matter.

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

      Construction Commitments

         Bettendorf Joint Venture

         The Bettendorf Joint Venture recently constructed an expansion project pursuant to its master-plan at a cost of approximately $37.0 million. The project includes a 256-room hotel with a fully enclosed walkway to the riverboat casino, a 500-car parking garage and a bypass over the nearby railroad to improve access. The hotel opened August 29, 1998 with the other amenities opening prior to that date. In addition, the project includes a 40-50 slip marina, construction of which is expected to be completed during the first quarter of 1999 at a cost not expected to exceed $1.0 million. During April 1998, the Iowa Racing and Gaming Commission approved the addition of up to 230 new slot machines and six table games at Lady Luck Bettendorf, many of which were installed prior to the opening of the hotel. The expansion project financing is non-recourse to the Company and includes a $17.5 million bank first mortgage note, allowed for up to a $5.0 million second mortgage from an affiliated company of BRDC, and includes $7.5 million in tax increment financing from the City of Bettendorf to be repaid from property taxes and in exchange for deeding the overpass to the City of Bettendorf. During October 1998, the Company repaid the balance of the second mortgage to the affiliated company of BRDC. As of September 30, 1998, the Bettendorf Joint Venture had outstanding the full amount of the bank first mortgage note and had received $7.2 million of the tax increment financing proceeds. The balance of the expansion project's costs were paid from the Bettendorf Joint Venture's cash on hand and from operations.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



         Service Marine Vessel

      The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of September 30, 1998, approximately $6.0 million has been expended under this contract and approximately $1.9 million is included in construction payables. Construction has been discontinued and is not anticipated to resume until such time as a suitable development project proceeds.

         Natchez Site

      Pursuant to its lease, LLM paid the lessor of the Natchez site $500,000 in liquidated damages as the Company did not make certain improvements to the site required by lease. In addition, Lady Luck Natchez was required under its lease to move its casino barge several hundred feet to another docking facility on land subject to the lease by February 1998. On August 21, 1998, management and the lessor amended the lease to allow the barge to remain in its current location. Pursuant to such agreement, the lessor agreed to allow the barge to remain at its current location in consideration of the Company's agreement to pay liquidated damages of $1.2 million in the event it terminates the lease at any time during the 10 year period following the execution of the lease amendment and the Company's payment of $250,000 to construct additional parking spaces on the leased property.

         Country Hotel

      During August 1998, MLI entered into an agreement for and began the construction of a new 305-room hotel adjacent to its Country Casino. The project is expected to be complete by March 31, 1999 at a cost estimated not to exceed $17.0 million. The Company intends to fund the construction primarily with the proceeds from the sale of substantially all of LLB's operating assets.

      Development Stage Projects

      In addition to its operating casinos, the Company has riverboat, dockside or land-based casino projects in various stages of development in Kimmswick, Missouri; Vicksburg, Mississippi; and Vancouver, British Columbia (the "Development Stage Projects"). The current status of each of these Development Stage Projects is described below.

         Kimmswick, Missouri

      The first two phases of the project, as planned, include a land-based hotel and casinos onboard two separate vessels (the "Missouri Project"). The proposed site is located on an approximately 45-acre parcel of land in Jefferson County, Missouri, approximately 25 miles south of St. Louis (the "Kimmswick Site"). LLK has entered into an option to lease the Kimmswick Site.

      As of September 30, 1998, the Company has invested approximately $8.7 million ($200,000 of which was invested during the nine months ended September 30, 1998) in the Missouri Project, including the vessel construction noted above, in the Missouri Project. Development costs have been fully reserved and the vessel construction costs have been reduced by a $3.0 million write-down recognized during 1997. The Missouri Project is estimated to cost an additional $105.0 million to complete. The proposed project has received the appropriate zoning approval from the Jefferson County Planning Commission and has received a U.S. Army Corps of Engineers 404 permit. However, a new permit might be necessary due to changes in the proposed project design subsequent to receiving the permit.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



      The Company has continued its efforts towards obtaining a gaming license for the Missouri Project and provided updated information to the Missouri Gaming Commission. The Missouri Gaming Commission investigates applicants at its discretion and has not yet selected the Company to be investigated. Furthermore, there can be no assurance that the Company will be selected or obtain such approvals from the Missouri Gaming Commission. While the Company intends to continue seeking license approval by the Missouri Gaming Commission, the eventual development of the Missouri Project may also be subject to: (i) satisfactory resolution of a November 1997 Missouri Supreme Court ruling that several existing Missouri gaming facilities are illegal due to not being located upon the Mississippi or Missouri rivers (the Kimmswick Site is located upon the Mississippi River, but resolution of the decision could delay selection of additional applicants for licensing investigation); (ii) the selection of three new Missouri Gaming Commission members, which the Company believes may not be familiar with the Company's application; (iii) gaming revenues in the major metropolitan areas of Missouri have not increased commensurate with recent increases in capacity, causing concerns of potential competitive saturation; and, (iv) regulatory factors, including loss limits, have generally caused gaming operations to underperform relative to facilities in neighboring jurisdictions without such restrictions.

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

     During 1997, the Company entered into an agreement (the "Horseshoe Joint Venture Agreement") with Horseshoe Gaming, LLC ("Horseshoe") to form a joint venture to complete and operate the Vicksburg Project. During October 1998, the Company terminated the Horseshoe Joint Venture Agreement.

     A gaming license was granted to LLV on August 18, 1994 and has subsequently been renewed through July 2000. As of September 30, 1998, the Company has invested approximately $14.5 million ($200,000 of which was invested during the nine months ended September 30, 1998) in the Vicksburg Project with a net investment remaining of approximately $8.4 million after project development cost write-downs and reserves for assets which may not be usable in the project as currently contemplated. Management's estimate of net realizable value is based upon assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg Site for the development of a casino project and the ability of the Company to obtain a replacement joint venture partner and capital to develop the project. Changes in these assumptions could result in changes in the estimated net realizable value of the property. The total cost of the project is initially estimated to be approximately $100.0 million.

     Casino developments on the Big Black River could significantly adversely affect operating casinos in Vicksburg, as well as the viability of the Vicksburg Project. The Big Black River is located about 13 miles from Vicksburg, between Vicksburg and Jackson, the major population base from which Vicksburg casinos draw their customers. During the fourth quarter of 1996, the Mississippi Gaming Commission found a proposed casino site on the Big Black River unsuitable. However, an affected landowner on the Big Black River sued the Mississippi Gaming Commission after it rejected the site, and in the fourth quarter of 1997, a circuit court found the site suitable. The Mississippi Gaming Commission and City of Vicksburg have appealed the circuit court decision to the State Supreme Court. Once the appeal has been perfected, then the Supreme Court must rule on it within 270 days. In addition, on July 16, 1998, the Mississippi Gaming Commission adopted a regulation that prohibits developments such as projects on the Big Black River. While the Company believes that adoption of this regulation will increase the prospects of a favorable ruling for the Mississippi Gaming Commission and the City of Vicksburg with respect to the appeal, which is currently being held in abeyance pending related rulings, there can be no assurances that the circuit court ruling will be overturned.

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

     The Company responded to the RFP during the fourth quarter of 1997, with a proposed project to be developed on Tsawwassen First Nation Band Reserve lands (the "Vancouver Project"), located about 20 miles south of downtown Vancouver. The Vancouver Project, which is expected to cost approximately $25.0 to $30.0 million, includes a 55,000 square foot gaming and entertainment facility and an 11,000 square foot Aboriginal cultural center, all to be located on approximately 20 acres. The proposed gaming facility will also include an 800-seat bingo hall. During the second quarter of 1998, the Company finalized its development agreement with the Tsawwassen First Nation as host community and has an option to lease property on which the Vancouver Project is to be constructed. As of September 30, 1998, the Company has invested approximately $800,000 ($300,000 of which was invested during the nine months ended September 30, 1998) of capital in the Vancouver Project (which was expensed when incurred) and does not anticipate investing additional material amounts of capital prior to licensing.

     Out of the 49 original casino proposals submitted last fall, seven have been approved in principal by the B.C. Government, 35 have been rejected, and seven remain on the government's short list. The Vancouver Project is one of the seven on the government's short list, that continues to be reviewed. The B.C. Government's Gaming Minister has publically said that additional casino approvals will be announced in the near future. After a proponent is selected, it then must negotiate the various operating agreements with the Provincial government and obtain financing for the project. While the Company believes that it may be selected for a gaming license, there can be no assurances that it will be selected, nor that an agreement with the Province of British Columbia can be successfully negotiated or that financing can be obtained.

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

     Leverage

     The Company is highly leveraged. As of September 30, 1998, the Company's total indebtedness was approximately $176.4 million and its stockholders' deficit was approximately $26.1 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, such cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.


9.   Sale of Biloxi Operating Assets

     Pursuant to an Asset Purchase Agreement, on June 11, 1998, the Company sold to Grand Casinos substantially all of the assets, excluding gaming equipment and certain noncontiguous real property, associated with its Lady Luck Biloxi casino which ceased operations June 7, 1998. The sale resulted in an approximately $2.8 million gain, net of reserves for disposition costs. Consideration received from Grand Casinos included the following: (i) base sales price of $15.0 million;
(ii) forgiveness by Grand Casinos of the $714,000 balance of a mortgage note plus accrued interest which had been owed to it by the Company; and, (iii) certain other prorations and assumptions of liabilities and leasehold obligations by Grand Casinos.


10.  Sale of Lady Luck Central City

     Effective February 19, 1998, LLCC sold substantially all of its real property and operating assets, associated with its Lady Luck Central City casino to the holder of a mortgage note in exchange for forgiveness of the $2.8 million note and the assumption of certain liabilities. During 1997, the Company recorded a reserve of $7.3 million to write-down LLCC's assets held for sale to fair market value less closing costs, to reserve for operating losses in 1998 prior to the effective sale date and to reserve for estimated future lease payments and write-downs on its parking lot leases which were not assumed by the purchaser of the assets sold. During March 1998, LLGC acquired a portion of LLCC's leased property with the remainder to be acquired in 1999.


11.  Marketable Securities

     The Company's marketable securities are comprised of federal agency and corporate obligations, all classified as trading securities as of September 30, 1998, under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, net unrealized holding gains and losses for trading securities were included in net income for the three and nine month periods ended September 30, 1998. Unrealized holding gains and losses are determined as the difference between cost and fair value based on quoted market prices or valuation methods from services believed to be reliable.

12.  Statement of Position 98-5

     During April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" effective for fiscal years beginning after December 15, 1998. The new standard requires that all companies expense costs of "start-up" activities as those costs are incurred. The term "start-up" includes pre-opening, pre-operating and organization activities. Previously, the Company had capitalized these items until the property opened at which time these cumulative costs were expensed. Although the Company has no capitalized "start-up" costs as of September 30, 1998, any "start-up" costs related to projects in the development stage will be required to be expensed as incurred beginning January 1, 1999.

      Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

         All  statements   contained  herein  that  are  not  historical  facts,
including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.
Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals therefor; changes in regulations affecting the gaming industry; the ability of the Company to comply with the Company's Indenture covering the 2001 Notes; the ability of the Company to retain or obtain Nasdaq listings; future acquisitions or strategic partnerships; general business and economic conditions; the Company's ability to become year 2000 compliant in a timely manner and within its cost estimates including the risk that one or more of the representations provided to the Company by its suppliers could ultimately prove false if such suppliers fail to provide upgrades in a timely manner or such upgrades are not functional; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.


RESULTS OF OPERATIONS

             Three Months Ended September 30, 1998 Compared To The
                     Three Months Ended September 30, 1997

         For the three month periods ended September 30, 1997 and 1998, consolidated gross revenues decreased from $40.9 million to $35.1 million, respectively, a decrease of $5.8 million or 14%.

         Comparisons of the Company's consolidated gross revenues between periods may not be meaningful to the extent they reflect several changes related to the Company's strategy to rationalize its asset base and dispose of its underperforming investments. In this pursuit, since September 30, 1997 and prior to the three months ended September 30, 1998, the Company sold: (i) substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with its Lady Luck Biloxi casino effective June 11, 1998;(ii) substantially all of the operating assets of Lady Luck Central City effective February 19, 1998; (iii) certain gaming equipment effective January 1, 1998 which the Company had been leasing to the Bettendorf Joint Venture prior to that date; and, (iv) its 35% partnership interest in the Bally's Joint Venture effective September 30, 1997. The Company recognized gross revenues from operations for these items for the three months ended September 30, 1997 as follows (in millions):

             Lady Luck Biloxi.................                   $ 8.3
             Lady Luck Central City...........                     1.4
             Equipment Lease Income from
                  Equipment Sold..............                     0.4
             Equity in Net Income of the Bally's
                  Joint Venture...............                     0.7

         Comparisons of the Company's consolidated gross revenues between periods have also been affected by the $1.2 million negative impact (the Company's 50% share of which is $600,000) of pre-opening expenses, related to the opening of the Lady Luck Bettendorf hotel on August 29, 1998, on the Bettendorf Joint Venture's net income which resulted in the Company's 50% share of such net income during the three month periods ended September 30, 1997 and 1998 to decrease from $1.1 million to $800,000, respectively, a decrease of

$300,000 or 27%. During the three month periods ended September 30, 1997 and 1998, the Bettendorf Joint Venture's total gross revenues increased from $18.9 million to $22.6 million, an increase of $3.7 million or 20% despite some disruption of business due to construction and expansion at the facility. This increase in gross revenues was due primarily to a $3.1 million increase in casino revenues driven by a $2.5 million increase in slot machine revenues. Average daily net win per slot machine increased 4% despite a constant win percentage and a 13% increase in the average number of slot machines in operation. Lady Luck Bettendorf's market share was 48%, the largest of the three competitors in its market, during the three month period ended September 30, 1998. Moreover, Lady Luck Bettendorf's gross gaming revenues during the month of September 1998, the first full month of operating its new hotel, represented the second highest grossing riverboat in the State of Iowa. In addition to the new hotel and increase in the average number of slot machines in operation during the three month period ended September 30, 1998 compared to the three month period ended September, the Bettendorf Joint Venture: (i) furnished additional food complimentaries to its patrons to stimulate casino revenues; (ii) provided improved parking to patrons with the completion in November 1997 of a 500-space parking garage; (iii) provided improved access to patrons with the opening of a bypass over the nearby railroad; and, (iv) reduced rent expense by purchasing certain gaming equipment from the Company effective January 1, 1998 which it had been leasing.

         In addition, comparisons of the Company's consolidated gross revenues between periods have also been affected by a severe access restriction at the Lady Luck Rhythm & Blues/Country Casino Complex from July 16, 1997 through August 3, 1997 which has not been suffered at any time since. During the dates noted above, access was restricted by a temporary closure of the Helena Bridge by the Arkansas Department of Transportation due to structural damage caused when a barge with a large boom attachment hit the bridge. During the three month periods ended September 30, 1997 and 1998, gross revenues at the Lady Luck Rhythm & Blues/Country Casino Complex increased from $20.7 million to $25.2 million, respectively, an increase of $4.5 million or 22% which partially offset the decreases in consolidated gross revenues which resulted from the asset sales and incurrence of pre-opening expenses as noted above.

         The effects of items which decreased consolidated gross revenues were also offset partially by a $700,000 or 9% increase in gross revenues at Lady Luck Natchez from $7.8 million to $8.5 million, respectively, during the three month periods ended September 30, 1997 and 1998. Lady Luck Natchez's gross revenues increased primarily due to a $500,000 increase in slot machine revenues and a $300,000 increase in food and beverage revenues. These increases were due to the following: (i) changes in marketing strategies including a shift from advertising to increased offerings of hotel rooms, food and beverage to patrons on a complimentary basis; (ii) modest improvement in the local economy between periods; and, (iii) the addition of a nearby off-site full-service restaurant.

         Casino operating expenses as a percentage of casino revenues decreased from 42% in the three month period ended September 30, 1997 to 40% in the three month period ended September 30, 1998 and food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues decreased from 91% for the three month period ended September 30, 1997 to 86% for the three month period ended September 30, 1998. These increases in operating margins were primarily due to the absence of operations of the comparatively underperforming properties of Lady Luck Biloxi and Lady Luck Central City which historically operated at less favorable margins than the Company's average margin and the effects on the prior year operating results at the Lady Luck Rhythm & Blues/Country Casino Complex resulting from the access restriction July 16, 1997 through August 3, 1997 as described above.

         Gross room revenues for the River Park Hotel remained approximately constant during the three month period ended September 30, 1998 compared with the prior year three month period. Approximately 40% of the hotel's rooms were undergoing remodeling during a portion of the current year three month period which caused some inconvenience to guests and resulted in a decrease in average daily room rates from $43 to $39, a decrease of $4 or 9%. The lower number of available rooms and increased offerings of hotel rooms to patrons on a complimentary basis to customers caused the River Park Hotel's occupancy rate to increase from 69% to 85%. Combined gross room revenues at the Riverbluff Hotel and the 173-room hotel adjacent to Lady Luck Rhythm & Blues were affected by the access restriction from July 16, 1997 through August 3, 1997 as described above; however, during the three month period ended September 30, 1998 compared with the prior year three month period, combined gross room revenues remained approximately constant. Between comparative periods, the Riverbluff's occupancy rate decreased from 82% to 76% while average daily room rates remained relatively unchanged at $26. The Rhythm & Blues' occupancy rate increased from 89% to 93% between comparative periods and average daily room rates increased slightly from $33 to $34. Increased offerings of hotel rooms at these facilities to patrons on a complimentary basis positively affected occupancy rates. The Lady Luck Bettendorf hotel experienced an occupancy rate of 73% from its opening on August 29, 1998 through September 30, 1998 and achieved an average daily room rate of $48.

         Selling, general and administrative expenses as a percentage of total gross revenues decreased from 31% to 28% during the three month periods ended September 30, 1997 and 1998, respectively. The decrease was primarily due to the following: (i) the absence of operations of the comparatively underperforming properties of Lady Luck Biloxi and Lady Luck Central City which historically operated at less favorable margins than the Company's average margin; (ii) a relative decrease in casino marketing expenses at the Lady Luck Rhythm & Blues/Country Casino Complex as revenues increased over the prior year period during which time it had suffered the effects of access restrictions as described above and which had required abnormally high marketing expenditures after access was restored to regenerate customer patronage to previous levels;
(iii) a relative  decrease in casino  marketing  expenses at Lady Luck  Natchez;
and, (iv) a $600,000 downward adjustment to certain of Lady Luck Biloxi's accruals including cash incentives to slot players, chip liabilities, and other accruals which had arisen in the normal course of business based on estimates and for which actual liabilities were calculated upon expiration of required redemption periods.

         Operating income was $7.0 million and $3.8 million for the three month periods ended September 30, 1998 and 1997, respectively, an increase of $3.2 million or 84%. The net income applicable to common stockholders was $1.5 million or $0.31 per share for the three month period ended September 30, 1998 compared with the net loss applicable to common stockholders of $1.8 million or $0.37 per share for the three month period ended September 30, 1997. In addition to the changes described above, the increases in operating income and income applicable to common stockholders were due to the following: (i) a $1.9 million loss on the sale of the Bally's Joint Venture to Hilton Hotels Corporation during the three month period ended September 30, 1997; (ii) a decrease in depreciation expense which was primarily due to an absence of depreciation at Lady Luck Biloxi and Lady Luck Central City due to selling substantially all of their assets (more fully described below - see Liquidity); and, (iii) a $400,000 increase in interest income due to increases in cash and restricted cash received from assets sales (also more fully described below - see Liquidity).


              Nine Months Ended September 30, 1998 Compared To The
                      Nine Months Ended September 30, 1997

         For the nine month periods ended September 30, 1997 and 1998, consolidated gross revenues decreased from $128.6 million to $119.8 million, respectively, a decrease of $8.8 million or 7%.

         Comparisons of the Company's consolidated gross revenues between periods may not be meaningful to the extent they reflect several changes related to the Company's strategy to rationalize its asset base and dispose of its underperforming investments. In this pursuit, since September 30, 1997, the Company sold: (i) substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with its Lady Luck Biloxi casino effective June 11, 1998;(ii) substantially all of the operating assets of Lady Luck Central City effective February 19, 1998; (iii) certain gaming equipment effective January 1, 1998 which the Company had been leasing to the Bettendorf Joint Venture prior to that date; and, (iv) its 35% partnership interest in the Bally's Joint Venture effective September 30, 1997. The Company's gross revenues from operations decreased during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 as follows (in millions):

             Lady Luck Biloxi.................                  $ 13.1
             Lady Luck Central City...........                     3.7
             Equipment Lease Income from
                  Equipment Sold..............                     1.1
             Equity in Net Income of the Bally's
                  Joint Venture...............                     1.3

         Comparisons of the Company's consolidated gross revenues between periods have also been affected by the $1.2 million negative impact (the Company's 50% share of which is $600,000) of pre-opening expenses, related to the opening of the Lady Luck Bettendorf hotel on August 29, 1998 on the Bettendorf Joint Venture's net income. Nevertheless, the Company's 50% share of such net income during the nine month periods ended September 30, 1997 and 1998 increased from $2.8 million to $3.9 million, respectively, an increase of $1.1 million or 39%. During the nine month periods ended September 30, 1997 and 1998, the Bettendorf Joint Venture's total gross revenues increased from $57.6 million to $65.7 million, an increase of $8.1 million or 14% despite some disruption of business due to construction and expansion at the facility. This increase in gross revenues was due primarily to a $7.4 million increase in casino revenues driven by a $6.4 million increase in slot machine revenues. Average daily net win per slot machine increased 2% despite a constant win percentage and a 12% increase in the average number of slot machines in operation. In addition to its new hotel and increase in the average number of slot machines in operation during the nine month period ended September 30, 1998 compared to the nine month period ended September 30, 1997, the Bettendorf Joint Venture: (i) furnished additional food complimentaries to its patrons to stimulate casino revenues;
(ii) provided improved parking to patrons with the completion in November 1997 of a 500-space parking garage; (iii) provided improved access to patrons with the opening of a bypass over the nearby railroad during the third quarter of 1998; and, (iv) reduced rent expense by purchasing certain gaming equipment from the Company effective January 1, 1998 which it had been leasing.

         In addition, comparisons of the Company's consolidated gross revenues between periods have also been affected by a severe access restriction at the Lady Luck Rhythm & Blues/Country Casino Complex from July 16, 1997 through August 3, 1997 which has not been suffered at any time since. During the dates noted above, access was restricted by a temporary closure of the Helena Bridge by the Arkansas Department of Transportation due to structural damage caused when a barge with a large boom attachment hit the bridge. During the nine month periods ended September 30, 1997 and 1998, gross revenues at the Lady Luck Rhythm & Blues/Country Casino Complex increased from $70.2 million to $76.5 million, respectively, an increase of $6.3 million or 9% which partially offset the decreases in consolidated gross revenues which resulted from the asset sales and incurrence of pre-opening expenses as noted above.

         The effects of items which decreased consolidated gross revenues were also offset partially by a $2.9 million or 13% increase in gross revenues at Lady Luck Natchez from $23.1 million to $26.0 million, respectively, during the nine month periods ended September 30, 1997 and 1998. Lady Luck Natchez's gross revenues increased primarily due to a $1.8 million increase in slot machine revenues and a $900,000 increase in food and beverage revenues. These increases were due to the following: (i) an absence of 18 days business interruption and continuing disruption due to adverse weather and river conditions which had occurred during the nine months ended September 30, 1997; (ii) changes in marketing strategies including a shift from advertising to increased offerings of hotel rooms, food and beverage to patrons on a complimentary basis; (iii) modest improvement in the local economy between periods; and, (iv) the addition of a nearby off-site full-service restaurant.

         Casino operating expenses as a percentage of casino revenues increased from 41% in the nine month period ended September 30, 1997 to 42% in the nine month period ended September 30, 1998, primarily due to the following: (i) decreases in casino revenues at Lady Luck Biloxi in 1998 prior to its closure on June 7, 1998 which caused fixed costs such as gaming device license fees and certain labor charges to be spread over a lower revenue base; (ii) an increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues; and, (iii) an increase in cash incentives for slot machine players in relation to slot revenues. These decreases in operating margins were offset partially by the following: (i) the ceasing of operations during February 1998 and June 1998 of Lady Luck Central City and Lady Luck Biloxi, respectively, which properties historically operated at less favorable margins than the Company's average margin; and, (iii) the negative effects on the prior year operating results at the Lady Luck Rhythm & Blues/Country Casino Complex resulting from the access restriction July 16, 1997 through August 3, 1997, as described above.

         Food and beverage costs and expenses, prior to reclassifying the cost of complementaries, as a percentage of related revenues decreased from 93% for the nine month period ended September 30, 1997 to 89% for the nine month period ended September 30, 1998. This decrease was primarily due to reductions in labor and food and beverage costs relative to food and beverage revenues at Lady Luck Natchez and the Lady Luck Rhythm & Blues/Country Casino Complex offset partially by increases at Lady Luck Biloxi prior to closing the facility. Relative costs also decreased due to Lady Luck Central City ceasing operations February 19, 1998 which historically operated at less favorable margins than the Company's other properties.

         Gross room revenues for the River Park Hotel increased approximately 3% during the nine month period ended September 30, 1998 compared with the prior year nine month period. Approximately 40% of the hotel's rooms were undergoing remodeling during a portion of the current year nine month period which caused some inconvenience to guests and resulted in a decrease in average daily room rates from $43 to $37, a decrease of $6 or 14%. The lower number of available rooms, lower room rates and increased offerings of hotel rooms to patrons on a complimentary basis to customers caused the River Park Hotel's occupancy rate to increase from 67% to 84%. Combined gross room revenues at the Riverbluff Hotel and the 173-room hotel adjacent to Lady Luck Rhythm & Blues were affected by the access restriction from July 16, 1997 through August 3, 1997 as described above; however, during the nine month period ended September 30, 1998 compared with the prior year nine month period, combined gross room revenues decreased slightly at approximately 2%. Between comparative periods, the Riverbluff's occupancy rate decreased from 84% to 73% while average daily room rates increased from $22 to $26. The Rhythm & Blues' occupancy rate increased from 76% to 91% between comparative periods and average daily room rates decreased from $41 to $32. Increased offerings of hotel rooms at these facilities to patrons on a complimentary basis positively affected occupancy rates. The Rhythm & Blues' decrease in average daily room rate was primarily due to competitive pressures from properties which have added a significant number of rooms in nearby Tunica County, Mississippi. The Lady Luck Bettendorf hotel experienced an occupancy rate of 73% from its opening on August 29, 1998 through September 30, 1998 and achieved an average daily room rate of $48.

         Selling, general and administrative expenses as a percentage of total gross revenues decreased from 31% to 29% during the nine month periods ended September 30, 1997 and 1998, respectively. The decrease was primarily due to the following: (i) the absence of operations of the comparatively underperforming properties of Lady Luck Biloxi and Lady Luck Central City which historically operated at less favorable margins than the Company's average margin; (ii) a relative decrease in casino marketing expenses at the Lady Luck Rhythm & Blues/Country Casino Complex as revenues increased over the prior year period during which time it had suffered the effects of access restrictions as described above and which had required abnormally high marketing expenditures after access was restored to regenerate customer patronage to previous levels;
(iii) reductions in casino marketing and entertainment costs and an increase in gross revenues at Lady Luck Natchez compared to the prior year period when additional advertising and marketing had been necessary to recapture customers subsequent to the casino reopening as described above; and (iv) a $600,000 downward adjustment to certain of Lady Luck Biloxi's accruals including cash incentives to slot players, chip liabilities, and other accruals which had arisen in the normal course of business based on estimates for which actual liabilities were calculated upon expiration of required redemption periods. These decreases were partially offset by the following: (i) increased insurance costs associated with employee medical claims; and, (ii) an increase in development costs related primarily to the Company's pursuit of a license in Vancouver and negotiating the ancillary development agreement.

         Operating income was $23.3 million and $17.8 million for the nine month periods ended September 30, 1998 and 1997, respectively, an increase of $5.5 million or 31%. The net income applicable to common stockholders was $6.1 million or $1.25 per share for the nine month period ended September 30, 1998 compared with the net income applicable to common stockholders of $100,000 or $0.03 per share for the nine month period ended September 30, 1997. In addition to the changes described above, the increases in operating income and income applicable to common stockholders were due to the following: (i) a $1.9 million loss on the sale of the Bally's Joint Venture to Hilton Hotels Corporation during the nine month period ended September 30, 1997; (ii) a $2.8 million gain, net of reserves for disposition costs, recognized on the sale of substantially all of the assets associated with the Lady Luck Biloxi casino during June 1998;
(iii) a decrease in depreciation expense at LLB, both prior to and after the aforementioned sale (the reduction prior to the sale was the result of a substantial asset impairment write-down recognized during December 1997); (iv) an absence of depreciation expense at LLCC, both prior to and after the aforementioned sale ( the absence prior to the sale was due to recording 1998's depreciation expense as part of the loss on sale recorded as of December 31,
1997); (v) an $800,000 increase in interest income due to increases in cash and restricted cash received from assets sales; and, (vi) reduced net related party license/management fees due primarily to an increase in management fees received from the Bettendorf Joint Venture based on its improved operating results as described above.

Operating Casinos

         Amounts  shown  in  the  following   tables  are  in  millions   except
         percentage, unit and per unit amounts. Operating margin is calculated as operating income divided by net revenues.

         Lady Luck Rhythm & Blues/County Casino Complex (a)

                                                                     % Increase                              % Increase
                                                Three months ended    (Decrease)        Nine months ended     (Decrease)
                                                   September 30,       1998 vs.           September 30,        1998 vs.
                                                1998          1997       1997          1998          1997        1997
                                                ----          ----       ----          ----          ----        ----
           Gross revenues....................  $25.2         $20.7        22          $76.5         $70.2          9
           Net revenues......................   23.1          19.0        22           69.7          64.7          8
           Management/license fee............    0.9           0.6        50            2.5           2.2         14
           Operating income..................    5.0           3.6        39           16.0          15.1          6
           Operating margin..................     22%           19%        3pts          23%           23%         -

           Average daily net win per
               table game....................  $ 603         $ 517        17          $ 633         $ 584          8
           Average number of
               tables in operation...........     49            50        (2)            50            51         (2)
           Average daily net win per
               slot machine..................  $ 141         $ 125        13          $ 153         $ 142          8
           Average number of slot
               machines in operation.........  1,468         1,326        11          1,375         1,347          2

           (a) Amounts may not be comparable as access to the Lady Luck Rhythm &
               Blues/Country Casino Complex's two casinos, hotel and pavilion was severely restricted from July 16, 1997 through August 3, 1997.


           Lady Luck Natchez

                                                                     % Increase                              % Increase
                                                Three months ended    (Decrease)        Nine months ended     (Decrease)
                                                   September 30,       1998 vs.           September 30,        1998 vs.
                                                1998          1997       1997          1998          1997        1997
                                                ----          ----       ----          ----          ----        ----
           Gross revenues....................  $ 8.5         $ 7.8         9          $26.0         $23.1         13
           Net revenues......................    7.8           7.2         8           23.8          21.5         11
           Management/license fee............    0.3           0.2        50            0.8           0.7         14
           Operating income..................    0.8           1.0       (20)           3.0           2.1         43
           Operating margin..................     10%           14%       (4)pts         13%           10%         3pts

           Average daily net win per
               table game....................  $ 515         $ 556        (7)         $ 661         $ 620          7
           Average number of
               tables in operation...........     16            16         -             16            16          -
           Average daily net win per
               slot machine..................  $ 111         $  98        13          $ 111         $ 106          5
           Average number of slot
               machines in operation.........    611           627        (3)           613           612          -



           Lady Luck Bettendorf (a)

                                                                     % Increase                              % Increase
                                                Three months ended    (Decrease)        Nine months ended     (Decrease)
                                                   September 30,       1998 vs.           September 30,        1998 vs.
                                                1998          1997       1997          1998          1997        1997
                                                ----          ----       ----          ----          ----        ----
           Gross revenues....................  $22.6         $18.9        20          $65.7         $57.6         14
           Net revenues......................   21.4          18.0        19           62.2          54.4         14
           Management/license fee                0.6           0.4        50            1.7           1.2         42
           Operating income..................    2.0           2.1        (5)           8.1           5.7         42
           Operating margin..................      9%           12%       (3)pts         13%           10%         3pts

           Average daily net win per
               table game....................  $ 747          $629        19          $ 763         $ 680         12
           Average number of
               tables in operation...........     39            38         3             38            38          -
           Average daily net win per
               slot machine..................  $ 183          $176         4          $ 189         $ 185          2
           Average number of slot
               machines in operation.........  1,040           922        13            995           889         12

           (a) Lady Luck Bettendorf is 50% owned by LLQC. The Company includes 50% of its net income as equity in net income of affiliates using the equity method of accounting.


LIQUIDITY AND CAPITAL RESOURCES

           During the nine month period ended September 30, 1998, the Company generated $5.7 million in cash from operations. Also during this period, the Trustee under the Company's Indenture released and distributed to the Company $5.7 million of the formerly restricted proceeds from the sale of the Company's interest in the Bally's Joint Venture. The releases enabled the Company to use these proceeds for investment in a Related Business (as defined in the
Indenture). In addition, $9.8 million was released from the restricted classification upon expiration, on May 14, 1998, of a tender offer which had been made by the Company to repurchase up to $9.6 million principal amount of the 2001 Notes, but for which no amount of the 2001 Notes were tendered. In addition, the $15.1 million proceeds received from the sale of substantially all of Lady Luck Biloxi's operating assets, as described below, have been classified as restricted as of September 30, 1998. Effective February 19, 1998, LLCC sold substantially all of its real property and operating assets to the holder of a mortgage note in exchange for forgiveness of the approximately $2.8 million mortgage note and the assumption of certain liabilities. These cash and non-cash sources and cash on hand at the beginning of the period were the primary sources of cash and non-cash resources during the nine month period ended September 30, 1998. The primary uses of cash and non-cash resources during the nine month period ended September 30, 1998, other than restriction of the Lady Luck Biloxi sale proceeds, operating expenditures, the forgiveness of LLCC's approximately $2.8 million mortgage note and the assumption of certain of its liabilities and forgiveness by Grand Casinos of LLB's $700,000 mortgage note plus accrued include:

           A.       $15.5 million for the purchase of marketable securities.

           B. $4.6 million in cash and $700,000 in slot contracts for the purchase of property and equipment and leasehold, including the following: (i) addition of a nearby off-site full-service restaurant at Lady Luck Natchez; (ii) replacement of the Country Casino's food court with a full-service restaurant; (iii) certain remodeling of the casinos at Lady Luck Natchez and the Rhythm & Blues/Country Casino Complex; (iv) a portion of the costs related to replacement of the property-wide phone system for more efficient communications and lower operating costs at the Rhythm & Blues/Country Casino Complex; (v) site-work for a hotel addition at the Country Casino including modification of traffic patterns and additional paved parking areas for 360 automobiles and 15 tractor-trailers; (vi) remodeling of approximately 40% of the rooms at the River Park Hotel in Natchez; (vii) deposit to construct additional parking spaces in Natchez; and (vii) the acquisition of slot machines.

           C.       $1.7 million cash for payment of debt and slot contracts.

           Pursuant to an Asset Purchase Agreement dated June 2, 1998, on June 11, 1998, the Company sold to Grand Casinos substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with its Lady Luck Biloxi casino which ceased operations June 7, 1998. The sale resulted in an approximately $2.8 million gain, net of reserves for disposition costs. Consideration received from Grand Casinos included the following: (i) base sales price of $15.0 million; (ii) forgiveness by Grand Casinos of the $700,000 balance of a mortgage note plus accrued interest which had been owed to it by the Company; and, (iii) certain other prorations and assumptions of liabilities and leasehold obligations by Grand Casinos. In accordance with the Indenture, the Company has 180 days after June 11, 1998, the date which it received the approximately $15.1 million (until December 8, 1998), to invest the money and any earnings thereon in a Related Business (as defined in the Indenture). The Company intends to invest these funds in the construction of a 305- room hotel adjacent to the Country Casino at the Rhythm & Blues/Country Casino Complex. If the Company does not invest the funds in a Related Business before such time, under certain circumstances, the Company must make an offer to repurchase a portion of the 2001 Notes at a price of 101% of par for the amount of the funds that was not invested in a Related Business. Any remaining funds not used to repurchase the 2001 Notes tendered, if any, will become unrestricted and available to the Company for general purposes.

           In anticipation of the sale of LLCC's assets as described above, the Company recorded during 1997, a reserve of $7.3 million to write-down LLCC's assets held for sale to fair market value less closing costs, to reserve for operating losses in 1998 prior to the effective sale date and to reserve for estimated future lease payments and write-downs on its parking lot leases which were not assumed by the purchaser of the assets sold. During March 1998, LLGC acquired a portion of LLCC's leased property with the remainder to be acquired in 1999. LLCC required cash to fund its operating cash shortfall during the nine month period ended September 30, 1998; required additional cash infusions related to these leases and property acquisitions through the nine month period ended September 30, 1998 and will continue to require approximately $35,000 cash infusions related to these properties in 1998 and between $200,000 and $1.0 million in 1999 depending whether the remaining leases are purchased for cash or are financed by the lessors as provided in the leases.

           Effective January 1, 1998, pursuant to an existing gaming equipment lease, the gaming equipment that the Bettendorf Joint Venture had been leasing from the Company since April 1995 was sold to the Bettendorf Joint Venture. The negotiated sale price of $712,000 was received during the nine month period ended September 30, 1998. Accordingly, the Company will no longer receive rental income from such equipment.

           The Bettendorf Joint Venture recently constructed an expansion project pursuant to its master-plan at a cost of approximately $37.0 million. The project includes a 256-room hotel with a fully enclosed walkway to the riverboat casino, a 500-car parking garage and a bypass over the nearby railroad to improve access. The hotel opened August 29, 1998 with the other amenities opening prior to that date. In addition, the project includes a 40-50 slip marina, construction of which is expected to be completed during the first quarter of 1999 at a cost not expected to exceed $1.0 million. The expansion project financing is non-recourse to the Company and includes a $17.5 million bank first mortgage note, up to a $5.0 million second mortgage from an affiliated company of BRDC and $7.5 million in tax increment financing from the City of Bettendorf to be repaid from property taxes. The Bettendorf Joint Venture is expected to deed the overpass to the City of Bettendorf during the fourth quarter of 1998. During October 1998, the Company repaid the balance of the second mortgage to the affiliated company of BRDC. As of September 30, 1998, the Bettendorf Joint Venture had outstanding the full amount of the bank first mortgage note and had received $7.2 million of the tax increment financing proceeds. The balance of the expansion project's costs were paid from the Bettendorf Joint Venture's cash on hand and from operations.

           Additionally, during April 1998, the Iowa Racing and Gaming Commission approved the addition of up to 230 new slot machines and six table games at the Bettendorf Joint Venture, many of which were installed prior to the opening of the hotel. The Company anticipates further development of a restaurant at a cost yet to be determined and offices at the Bettendorf Joint Venture's conference center which are not expected to exceed $500,000 during 1999 using cash from the Bettendorf Joint Venture's operations. Notwithstanding these planned expenditures, the Company anticipates the Bettendorf Joint Venture will begin distributing up to 45% of its excess cash flows beginning in 1999 to its owners in relation to their relative ownership percentages.

           Pursuant to its lease, LLM paid the lessor of the Natchez site $500,000 in liquidated damages as the Company did not make certain improvements to the site required by lease. In addition, Lady Luck Natchez was required under its lease to move its casino barge several hundred feet to another docking facility on land subject to the lease by February 1998. On August 21, 1998, management and the lessor amended the lease to allow the barge to remain in its current location. Pursuant to such agreement, the lessor agreed to allow the barge to remain at its current location in consideration of the Company's agreement to pay liquidated damages of $1.2 million in the event it terminates the lease at any time during the 10 year period following the execution of the lease amendment. The amendment also required the Company to pay $250,000 which the Company remitted to the lessor during the quarter ended September 30, 1998 to construct additional parking spaces on the leased property.

           Approximately $7.0 million of cash is expected to be used during the remainder of 1998 for the construction of a 305-room hotel adjacent to Country Casino Lady Luck Rhythm & Blues/Country Casino Complex. The $10.0 million balance of the cost of this project is expected to be paid during the first quarter of 1999. The Company currently intends to fund construction primarily with the proceeds from the sale of certain of LLB's assets as noted above.

           In addition, the Company is remodeling the rooms at its existing hotel adjacent to the Rhythm & Blues Casino at its Lady Luck Rhythm & Blues/Country Casino Complex. The remodeling is not expected to exceed $500,000 and is anticipated to be completed by April 1999.

           The Company responded to an RFP during the fourth quarter of 1997, with a proposed project to be developed on Tsawwassen First Nation Band Reserve lands (the "Vancouver Project"), located about 20 miles south of downtown Vancouver. The Vancouver Project is expected to cost approximately $25.0 to $30.0 million. During the second quarter of 1998, the Company finalized its development agreement with the Tsawwassen First Nation as host community and has an option to lease property on which the Vancouver Project is to be constructed. As of September 30, 1998, the Company has invested approximately $800,000 ($300,000 of which was invested during the nine months ended September 30, 1998) of capital in this project (which was expensed when incurred) and does not anticipate investing additional material amounts of capital prior to licensing. The Vancouver Project is one of the seven on the government's short list, that continues to be reviewed. The B.C. Government's Gaming Minister has publicly said that additional casino approvals will be announced in the near future. After a proponent is selected, it then must negotiate the various operating agreements with the Provincial government and obtain financing for the project. While the Company believes that it may be selected for a gaming license, there can be no assurances that it will be selected, nor that an agreement with the Province of British Columbia can be successfully negotiated or that financing can be obtained. The Company intends to fund any such development of the project through a combination of cash on hand, earnings from operations, cash remaining from the sale of its interest in Bally's, remaining proceeds, if any, from the sale of LLB's assets after any repurchase of 2001 Notes or construction of hotel rooms at the Lady Luck Rhythm & Blues/Country Casino Complex, and external financing. In any case, there can be no assurance that sufficient cash, proceeds or financing will be available or, if available, that it will be available on terms acceptable to the Company. In addition, any such financing may require consent of the holders of the 2001 Notes.

           The first two phases of another project, as planned, include a land-based hotel and casinos onboard two separate vessels (the "Missouri Project"). The proposed site is located on an approximately 45-acre parcel of land in Jefferson County, Missouri, approximately 25 miles south of St. Louis (the "Kimmswick Site"). LLK has entered into an option to lease the Kimmswick Site. The Company has an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of September 30, 1998, approximately $6.0 million has been paid by the Company under this contract and approximately $1.9 million is included in construction payables. It is anticipated that this vessel will be utilized by LLK. However, construction has been discontinued and is not anticipated to resume until such time as a suitable development project proceeds. As of September 30, 1998, the Company has invested approximately $8.7 million ($200,000 of which was invested during the nine months ended September 30, 1998), including the vessel construction noted above, in the Missouri Project. Development costs have been fully reserved and the vessel construction costs have been reduced by a $3.0 million write-down recognized during 1997. The Missouri Project is estimated to cost an additional $105.0 million to complete. The Company does not intend to make additional substantial expenditures with regard to this project prior to being selected for investigation. The Company has continued its efforts towards obtaining a gaming license for the Missouri Project and provided updated information to the
Missouri Gaming Commission. The Missouri Gaming Commission investigates applicants at its discretion and has not yet selected the Company to be investigated. Furthermore, there can be no assurance that the Company will be selected or obtain such approvals from the Missouri Gaming Commission. While the Company intends to continue seeking license approval by the Missouri Gaming Commission, the eventual development of the Missouri Project may also be subject to: (i) satisfactory resolution of a November 1997 Missouri Supreme Court ruling that several existing Missouri gaming facilities are illegal due to not being located upon the Mississippi or Missouri rivers (the Kimmswick Site is located upon the Mississippi River, but resolution of the decision could delay selection of additional applicants for licensing investigation); (ii) the selection of three new Missouri Gaming Commission members, which the Company believes may not be familiar with the Company's application; (iii) gaming revenues in the major metropolitan areas of Missouri have not increased commensurate with recent increases in capacity, causing concerns of potential competitive saturation; and, (iv) regulatory factors, including loss limits, have generally caused gaming operations to underperform relative to facilities in neighboring jurisdictions without such restrictions. There can be no assurances that the Company will be selected for a gaming license. The Company intends to fund any such development of the project through a combination of cash on hand, earnings from operations and external financing. In any case, there can be no assurance that sufficient cash or financing will be available or, if available, that it will be available on terms acceptable to the Company. In addition, any such financing may require consent of the holders of the 2001 Notes.

           A third development project as planned will include a riverboat casino, an approximate 200-room hotel, an 800-car parking garage, and additional amenities (the "Vicksburg Project"). The Vicksburg Project is expected to be located on approximately 23.9 acres of land owned by the Company immediately south of the I-20 bridge along the Mississippi River, with access to Washington Street, in Vicksburg, Mississippi. A gaming license was granted to LLV on August 18, 1994 and has subsequently been renewed through July 2000. As of September 30, 1998, the Company has invested approximately $14.5 million ($200,000 of which was invested during the nine months ended September 30, 1998) in the Vicksburg Project with a net investment remaining of approximately $8.4 million after project development cost write-downs and reserves. The remaining investment primarily includes land and barges to be used in the development. The total cost of the project is initially estimated to be approximately $100.0 million. The Company does not intend to make additional substantial expenditures with regard to this project prior to the resolution of various litigation related to possible casino developments on the Big Black River as they could significantly adversely affect operating casinos in Vicksburg, as well as the viability of the Vicksburg Project. The Big Black River is located about 13 miles from Vicksburg, between Vicksburg and Jackson, the major population base from which Vicksburg casinos draw their customers. During the fourth quarter of 1996, the Mississippi Gaming Commission found a proposed casino site on the Big Black River unsuitable. However, an affected landowner on the Big Black River sued the Mississippi Gaming Commission after it rejected the site, and in the fourth quarter of 1997, a circuit court found the site suitable. The Mississippi Gaming Commission and City of Vicksburg have appealed the circuit court decision to the State Supreme Court. Once the appeal has been perfected, then the Supreme Court must rule on it within 270 days. In addition, on July 16, 1998, the Mississippi Gaming Commission adopted a regulation that prohibits developments such as projects on the Big Black River. While the Company believes that adoption of this regulation will increase the prospects of a favorable ruling for the Mississippi Gaming Commission and the City of Vicksburg with respect to the appeal, which is currently being held in abeyance pending related rulings, there can be no assurances that the circuit court ruling will be overturned.

           In addition, various amounts of cash and non-cash resources may be used during the remainder of 1998 and in 1999 for other capital improvements, expansions or acquisitions which cannot currently be estimated and may be contingent upon market conditions and other factors. If other significant cash or other resources become available, the Company may make additional capital expenditures. In any case, the amount of capital expenditures will be based upon cash available and market conditions at the time any commitment is made. However, no future significant expenditures for projects under development are anticipated to be made by the Company from existing cash or cash flow from operations. If the Company determines it needs additional funds, there can be no assurance that such funds, whether from equity or debt financing or other sources, will be available, or if available, will be on terms satisfactory to the Company.

           The Company is obligated within 180 days after the end of each year, commencing with the year ended December 31, 1996, to purchase on the open market, or to make an offer to purchase from the holders at par, 2001 Notes with a principal amount equal to Excess Cash Flow (as defined in the Indenture) for such year. However, the Company will be able to credit toward the amount of 2001 Notes required to be purchased in any year any amount of 2001 Notes it has purchased since January 1, 1996 which it has not previously used as a credit in any prior year. There was no Excess Cash Flow for the years ended December 31, 1997 and 1996 and the Company does not anticipate any Excess Cash Flow for the year ending December 31, 1998. The Company may also repurchase a portion of the 2001 Notes from time to time in early satisfaction of any required repurchase expected pursuant to the Indenture or otherwise, the amount of which and the timing of repurchase cannot currently be estimated and is dependent on adequate cash availability and market conditions.


          The Company continues to explore various options to refinance the 2001 Notes. Such refinancing may include the sale of its marketable securities to increase liquidity. However, there can be no assurance as to the timing of any such refinancing or sales or that the Company will continue to pursue refinancing and, if pursued, that terms acceptable to the Company can be negotiated.

          On October 19, 1998, the Company was informed by the Nasdaq Stock Market ("NASDAQ") that, based upon its staff's review, the Company's common stock failed to maintain market value of public float, comprised of total shares outstanding reduced by those held by directors and officers as defined, greater than or equal to $15.0 million, in accordance with Marketplace Rule 4450(b)3 under Maintenance Standard 2. NASDAQ indicated that it will provide the Company 90 days, or until January 21, 1999, to demonstrate compliance. If the Company is unable to demonstrate such compliance, the Company's common stock may be delisted as of January 26, 1999. In the event that the Company is unable to achieve compliance, it may seek further procedural remedies, but the Company can provide no assurances that it will be successful in the employment of any such remedies. The Company believes, notwithstanding the foregoing, that it would be eligible for listing on the Nasdaq Small-Cap tier; however, no assurance can be provided that the Company is in fact eligible for such listing.

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

           A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Rhythm & Blues and Country Casino gaming operations in Coahoma County, Mississippi. These casinos are highly dependent on patronage by residents of Arkansas. A change in general economic conditions, the addition of nearby competitive facilities, closure of the Helena Bridge or a change in the extent and nature of regulations enabling casino gaming in Arkansas could adversely affect these casinos' future operating results. In addition, casino and hotel capacity has been added to the nearby

Tunica, Mississippi market, which competition the Company believes has adversely affected revenues and operating results at MLI which trend is expected to continue although the extent, materiality and permanence of which cannot be definitively measured.

           The Company is highly leveraged. As of September 30, 1998, the Company's total indebtedness was approximately $176.4 million and its stockholders' deficit was approximately $26.1 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, such cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.


YEAR 2000

           The Company's computer systems may not be year 2000 compliant. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, which may result in systems failures and disruptions to operations on or after January 1, 2000. In order to address this issue, the Company has retained an outside consultant to help it to assess the computer systems used in the Company's business that are not year 2000 compliant, and prepare and implement its year 2000 computer compliance program.

           The Company has divided the systems located at each of its properties and corporate offices into two categories: (i) systems that would have a significant effect on operations or financial statements (the "mission critical systems") such as slot systems and lodging and gaming systems and (ii) low priority systems (such as individual personal computers or workstations). Each category included both IT Systems (e.g. network software and hardware systems) and Non-IT Systems (e.g. devices that are potentially date sensitive due to their dependency on a built in computer chip or proprietary software developed by a third party). The Company relied exclusively upon representations of the suppliers of its systems to determine whether a system was year 2000 compliant. As of October 30, 1998, the Company has determined that the total costs related to the repair and replacement of the mission critical systems that it has evaluated which are not yet year 2000 compliant would not have a material adverse effect on the Company. In making this determination, the Company has relied upon written representations from certain of the Company's computer system suppliers that such suppliers will provide the Company with applicable software upgrades in a timely manner. As of September 30, 1998, the Company has not expended significant funds on year 2000 compliance and expects expenditures not in excess of $300,000 will be necessary to complete remediation. The Company expects to fund such costs through operating cash flows. If such suppliers fail to provide upgrades in a timely manner or such upgrades are not functional, such failure or non-functionality may have a material adverse effect on the Company, including the loss of the authority to operate electronic gaming devices in one or more jurisdictions if the electronic monitoring systems were to become non-functional and waivers not be granted by the licensing authorities. The Company has not yet evaluated approximately 37% of the Company's mission critical systems and if such systems are not year 2000 compliant and cannot be year 2000 compliant in a cost efficient or timely manner, such costs or non-compliance may have a material adverse effect on the Company. The Company has not adopted a written contingency plan in the event of a worst-case scenario; however, based on the timing of completing evaluations of critical systems and the successful implementation of repairs and replacements, management will continue to evaluate the need for a formal contingency plan.

           In addition, the Company estimates that neither the costs related to the repair and replacement of the low priority systems that are not yet year 2000 complaint nor the costs, if any, related to not using such systems until they are year 2000 compliant will have a material adverse effect on the Company.

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

PART II         OTHER INFORMATION


    Item 1.        LEGAL PROCEEDINGS

                   The Company has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Exchange Act of 1933 and the Securities Exchange Act of 1934 for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, President, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint. On October 8, 1997, the Company was served with an order of the court dismissing all of the Plaintiff's Section 10(b) and eleven of the Plaintiff's sixteen Section 11, 12 and 15 allegations with prejudice for failing to adequately state a claim. The court also ordered the Plaintiffs to and the Plaintiffs have filed an amended complaint regarding the five Section 11, 12 and 15 claims which were not dismissed with prejudice. The Company subsequently moved to dismiss such allegations. On November 5, 1998, the Company was served with an order of the court dismissing one additional Section 11, 12 and 15 claim. While the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.


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


                                     Lady Luck Gaming Corporation
  DATE: November 13, 1998            Registrant


                                     By: /s/James D. Bowen
                                     Its: Vice President Finance and
                                            Principal Accounting Officer and
                                            duly authorized officer