Form 10-K
period 1998-12-31
LADY LUCK GAMING CORP
filed 1999-03-31
CIK 906527

                                       1
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
--------------------------------------------------------------------------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934 For the transition period from _______________ to______________________

                           Commission File No. 0-22436
                          Lady Luck Gaming Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   88-0295602
    (State or other jurisdiction of                 (I. R. S. employer
    incorporation or organization)                 identification number)

  206 North Third Street, Las Vegas, Nevada               89101
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:      (702) 477-3000
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock of Lady Luck Gaming Corporation ($.006 par value)
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Common Stock, $.006 par value, held by non-affiliates of the registrant, Lady Luck Gaming Corporation, on March 12, 1999, based on the closing sale price as reported by the Nasdaq National Market, was approximately $13,999,930. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 12, 1999, 4,881,003 shares of the registrant, Lady Luck Gaming Corporation's, Common Stock, $.006 par value, were outstanding.

      The registrant, Lady Luck Gaming Corporation's, proxy statement for its 1999 Annual Meeting of Stockholders is incorporated by reference herein into
Part III of this Form 10-K.
================================================================================

                                     PART I

 ITEM 1.      BUSINESS.

     All statements contained herein that are not historical facts, including but not limited to, statements regarding Lady Luck Gaming Corporation ("LLGC") and its subsidiaries' (collectively, the "Company"), current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals for them; changes in regulations affecting the gaming industry; the continued operation of the Helena Bridge connecting Arkansas to Coahoma County, Mississippi, the location of the Lady Luck Rhythm and Blues/Country Casino complex; the ability of the Company to comply with its Indenture covering the First Mortgage Notes Due 2001 (the "2001 Notes"); the ability of the Company to retain or obtain Nasdaq listings; future acquisitions or strategic partnerships; general business and economic conditions; the Company's ability to become Year 2000 compliant in a timely manner and within its cost estimates, including the risk that one or more of the representations provided to the Company by its suppliers may ultimately be proven false; and other factors described at various times in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. These forward-looking statements speak only as of the date they are made. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based. See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks and Uncertainties, for a discussion of some of these factors.


General

     The Company operates distinctly themed dockside and riverboat casinos and related entertainment and lodging facilities in several gaming markets. To attract repeat customers, the Company's strategy focuses on offering spacious facilities, ample parking, proximity to major highways, accessible hotel accommodations and providing a value-oriented gaming experience. The Company currently owns and operates: (1) two music-themed dockside casinos, a hotel and an entertainment center in Coahoma County, Mississippi, and a hotel less than one mile from this complex; (2) a showboat-themed dockside casino and a hotel in Natchez, Mississippi; and (3) through a 50% owned joint venture, a riverboat casino and a hotel in Bettendorf, Iowa (the Company also owns and leases the cruising vessel to this joint venture). The Company may develop other dockside or riverboat casino projects, including projects at the following locations: (1) Kimmswick, Missouri, and (2) Vicksburg, Mississippi. In addition, the Company operates a central reservations center in Phoenix, Arizona which books reservations for the Company's four hotels.

     Recently, as part of the Company's strategy to dispose of under-performing assets and focus on the markets where it has strong competitive positions, the Company disposed of: (1) Lady Luck Biloxi in Biloxi, Mississippi (June 1998);
(2) Lady Luck Central City in Central City, Colorado (February 1998); and (3) the Company's 35% interest in Bally's Saloon, Gambling Hall and Hotel in Tunica, Mississippi (September 1997). These asset sales and the improved performance at its core properties have significantly enhanced the Company's profitability.

Operating Casinos

     Lady Luck Rhythm & Blues/Country Casino Complex (Coahoma County). Lady Luck Rhythm & Blues opened for dockside gaming in June 1994 and the attached 173-room hotel opened in August 1994. Coahoma County, Mississippi is located approximately 120 miles southeast of Little Rock, Arkansas and 60 miles southwest of Memphis, Tennessee. Approximately two million people live within the complex's primary target markets.

     To better accommodate its customers, the Company opened the Country Casino and an entertainment center, the Pavilion, in May 1996 and acquired the 120-room Riverbluff Hotel across the Mississippi River in Helena, Arkansas in July 1996. Lady Luck Rhythm & Blues has a Las Vegas-style Rhythm & Blues theme, and the Country Casino has a Las Vegas-style country theme. The Company believes that the Coahoma County casinos benefit from being in an attractive location with easy access. The Company is the only operator serving the Coahoma County area and its casinos are located next to the Helena Bridge, the closest bridge crossing the Mississippi River that connects Arkansas with Mississippi. The nearest other bridges that cross the Mississippi River are approximately 50 miles to the north (near Memphis, Tennessee) and approximately 90 miles to the south (near Greenville, Mississippi). The Company enjoys a strong market position with visitors from Arkansas, as its casinos are the closest to and most easily accessed from the Little Rock area.

     The casinos occupy two barges with approximately 60,000 square feet of combined gaming space. As of December 31, 1998, the casinos featured 1,560 slot machines, 49 table games and six poker tables. Other related amenities include the 173-room Lady Luck Rhythm & Blues Hotel, the 120-room Riverbluff Hotel, the Pavilion entertainment center, three restaurants and a buffet. The Pavilion consists of approximately 25,000 square feet of entertainment and event space, two movie theaters, an arcade and a logo shop.

     Management believes that the further development of the Country Casino as a destination property will enhance the combined operations of the Lady Luck Rhythm & Blues/Country Casino complex. During 1998, the Company opened a full-service restaurant to replace the food court in the Country Casino. To meet peak demand and enhance access to the Country Casino, the Company also modified traffic patterns and added additional paved parking areas for 360 automobiles and 15 tractor-trailers in 1998. In addition, the Company made various other improvements, such as remodeling portions of the casino and installing a new property-wide PBX system for more efficient communications and lower operating costs. In August 1998, the Company began construction of a 314-room hotel which is expected to open during the second quarter of 1999. The new hotel will more than double the number of rooms at the Company's property and allow it to attract and serve existing and future customers living in distant markets. Approximately $6.1 million of the $17.0 million hotel construction project was completed during 1998. The balance of this project will be completed during the first half of 1999.

     In addition, the Company is remodeling the rooms at the existing hotel adjacent to Lady Luck Rhythm & Blues. The remodeling costs are not expected to exceed $500,000 and the remodeling is anticipated to be completed during the second quarter of 1999.

     Lady Luck Bettendorf. The Lady Luck Bettendorf opened in April 1995. The Bettendorf casino and related facilities are owned by a 50/50 joint venture between the Company and Bettendorf Riverfront Development Company. Lady Luck Bettendorf serves the Quad Cities metropolitan area and is one of three gaming facilities serving that market. Since its recent expansion in August 1998, Lady Luck Bettendorf's market share has risen above 50%, and was 48% for 1998, a significant increase from its market share of 35% during its first full quarter of operations. Lady Luck Bettendorf benefits from being in an attractive location with easy access. The casino is located just off Interstate 74 on the Mississippi River and offers easy access from the two interstate highways serving the Quad Cities metropolitan area, Interstate 74 and Interstate 80.

     The casino consists of approximately 30,000 square feet of gaming space on a riverboat gaming vessel that emphasizes spaciousness and excitement with its ample aisle space, high ceilings and a connecting pavilion and hotel. The overall effect avoids the cramped atmosphere found in the nearby competing riverboat casinos. As of December 31, 1998, the casino featured 1,157 slot machines, 43 table games and seven poker tables. Customers also enjoy related facilities that include a restaurant, gift shop and a showroom/entertainment area for parties and special events. In August 1998, the Company completed construction of a 256-room hotel with a fully enclosed walkway to the riverboat casino, a 500-car parking garage, approximately 16,000 square feet of convention space and a bypass over the nearby railroad to improve access.

     During April 1998, the Iowa Racing and Gaming Commission approved the addition of up to 230 new slot machines and six table games at Lady Luck Bettendorf, many of which were installed before the opening of the hotel. The Company anticipates further development of a restaurant and offices at Lady Luck Bettendorf's conference center. Notwithstanding these planned expenditures, the Company anticipates that Lady Luck Bettendorf will begin distributing up to 45% of its net income beginning in 1999 to its owners in relation to their relative ownership percentages.

     Bettendorf Riverfront Development Company is leasing certain real property to the Bettendorf Joint Venture. The Company owns and leases a cruising vessel to Lady Luck Bettendorf. These leases are paid monthly and were determined based on arms-length negotiations between the Company and BRDC.

     All net profits and losses from all operations of Lady Luck Bettendorf are allocated equally between the Company and its joint venture partner. The Company manages Lady Luck Bettendorf pursuant to a management agreement for a fee equal to 2% of gross revenues (as defined in the agreement) plus 7% of EBITDA (as defined in the agreement) not to exceed 4% of annual casino gross revenue generated by Lady Luck Bettendorf, less $37,500 per month. The Company's joint venture partner provides consulting services to it concerning licensing, staffing and management of the marine aspects of the gaming vessel and any land-based development. The Company's partner's consulting fees, which are based on Lady Luck Bettendorf's gross revenues, and are not to exceed $325,000 annually, are to be paid by the Company out of its management fee. A group of four managers operate the Bettendorf joint venture. Both the Company and its joint venture partner have each appointed two managers. Most management decisions, including capital calls and distributions, are determined by a majority of the managers.

     Lady Luck Natchez. Lady Luck Natchez opened in February 1993. Natchez is one of the first settlements along the Mississippi with a rich history that attracts tourists from around the nation. To attract tourists who are drawn to Natchez, the Company's showboat-themed casino was built to resemble the historic
J. M. White Mississippi riverboat, which docked at Natchez in the late 1800s. Lady Luck Natchez is the only gaming facility serving the Natchez area, with the nearest casino approximately 50 miles away in Marksville, Mississippi. Lady Luck Natchez also benefits from being in an attractive location with easy access. The Company's property is located at the intersection of a north-south highway connecting Natchez, Mississippi and Memphis, Tennessee and a major east-west thoroughfare.

     The three-story, dockside casino has approximately 14,300 square feet of gaming space. As of December 31, 1998, the casino space featured 634 slot machines, 16 table games and four poker tables. Customers may also enjoy Lady Luck Natchez's nearby recently remodeled 147-room River Park Hotel which includes convention and banquet facilities and is located less than one mile from our casino, the Bayou Lane Buffet restaurant and a its nearby gourmet restaurant featuring chef John Martin.

Development Stage Projects
--------------------------

     In addition to its operating casinos, the Company has two dockside or riverboat casino projects that are in various stages of development. The current status of each of these development stage projects is described below.

     Kimmswick, Missouri
     -------------------

     The first two phases of the project, as planned, include a land-based hotel and casinos onboard two separate vessels. The proposed site is located on an approximately 45-acre parcel of land approximately 25 miles south of St. Louis, Missouri. The Company has entered into an option to lease the proposed site at terms management believes are very favorable to the Company. The Company believes the development project possesses many of the favorable characteristics that it seeks in developing new projects in that the location enjoys good accessibility to major transportation corridors, close proximity to major metropolitan areas, and is an attractive market with its closest competition more than 20 miles away.

     As of December 31, 1998, the Company had invested approximately $8.7 million ($140,000 of which was invested during 1998) in the Kimmswick project, including vessel construction. Development costs have been fully reserved and the vessel construction costs were reduced by a $3.0 million write-down recognized during 1997. The Company estimates that the Kimmswick project will cost an additional $105.0 million to complete. The proposed project has received the appropriate zoning approval from the Jefferson County Planning Commission and has received a U.S. Army Corps of Engineers 404 permit. However, a new permit might be necessary due to changes in the proposed project design subsequent to receiving the permit.

     The Company has continued its efforts towards obtaining a gaming license for the Kimmswick project and has provided updated information to the Missouri Gaming Commission. The Missouri Gaming Commission investigates applicants at its discretion and has not yet selected the Company to be investigated. Furthermore, there is no guarantee that the Company will be selected or obtain the necessary approvals from the Missouri Gaming Commission. While the Company intends to continue seeking license approval by the Missouri Gaming Commission, the eventual development of the Kimmswick project may also be subject to: (1) the selection of three new Missouri Gaming Commission members, which the Company believes may not be familiar with the Company's application; (2) gaming revenues in the major metropolitan areas of Missouri having not increased commensurate with recent increases in capacity, causing concerns of potential competitive saturation; and (3) regulatory factors, including loss limits, having generally caused gaming operations to underperform relative to facilities in neighboring jurisdictions without those restrictions.

     The Vicksburg Project
     ---------------------

     This   development   is  expected  to  include  a  riverboat   casino,   an
approximately 200-room hotel, an 800-car parking garage, and additional amenities in Vicksburg, Mississippi. The Vicksburg project is expected to be located on approximately 23.9 acres of land owned by the Company immediately south of the Interstate 20 bridge along the Mississippi River, with access to Washington Street, in Vicksburg. The Company believes the Vicksburg project possesses many of the favorable characteristics that it seeks in developing new properties in that the location enjoys access to major transportation corridors and is within close proximity to major metropolitan areas.

     During 1997, the Company entered into a joint venture agreement with Horseshoe Gaming, LLC to form a joint venture to complete and operate the Vicksburg project. However, during October 1998, the Company terminated this joint venture agreement under its terms.

     A gaming license was granted on August 18, 1994 and has subsequently been renewed through July 2000. As of December 31, 1998, the Company has invested approximately $14.5 million ($100,000 of which was invested during 1998) in the Vicksburg project with net property and equipment and deposits remaining of approximately $8.4 million after project development cost write-downs and reserves  for  assets  which  may not be  usable  in the  project  as  currently contemplated. Management's estimate of net realizable value is based on assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg site for the development of a casino project and the ability of the Company to obtain a replacement joint venture partner and capital to develop the project. Changes in these assumptions could result in changes in the estimated net realizable value of the property. The total cost of the project is initially estimated to be approximately $100.0 million. The Company is currently revising the development plan.

     Casino developments on the Big Black River could significantly adversely affect operating casinos in Vicksburg and thus the viability of the Vicksburg project. The Big Black River is located about 13 miles from Vicksburg, between Vicksburg and Jackson, Mississippi, the major population base from which Vicksburg casinos draw their customers. During the fourth quarter of 1996, the Mississippi Gaming Commission found a proposed casino site on the Big Black River unsuitable. However, an affected landowner on the Big Black River sued the Mississippi Gaming Commission after the site was rejected, and in the fourth quarter of 1997, a circuit court found the site suitable. The Mississippi Gaming Commission and the City of Vicksburg have appealed the circuit court decision to the state Supreme Court. Once the appeal has been perfected, the state Supreme Court must rule on it within 270 days. In addition, on July 16, 1998, the Mississippi Gaming Commission adopted a regulation that prohibits developments such as projects on the Big Black River. While the Company believes that adoption of this regulation will increase the prospects of a favorable ruling for the Mississippi Gaming Commission and the City of Vicksburg with respect to the appeal, which is currently being held in abeyance pending related rulings, there is no guarantee that the circuit court ruling will be overturned. The Company believes that the state Supreme Court should rule on the appeal by the first quarter of the year 2000.


Marketing

     The Company employs systematic, database-driven marketing programs to attract and retain gaming customers. The Company uses general marketing approaches to attract first time customers to its casinos by advertising its slot player club program, popular entertainment and other promotions. Once customers enter the Company's casinos, the Company attempts to ascertain their name and playing level regardless of their level of play. As a result, the Company has accumulated a database of more than five million names that is used to send targeted and personalized follow-up promotions. Management believes the Company benefits from utilizing the names on this database to target potential customers. The Company uses this data, as well as the data collected from other sources, to implement direct-mail marketing programs designed to increase the frequency of casino patron visits. The Company expects to continue building a detailed database by using customer tracking systems. The Company believes that its marketing strategy, which focuses on promoting all levels of player, along with its attractive facilities, creates strong brand image synonymous with quality gaming facilities, service and dining.

     Initially, the Company focuses on targeting the local and drive-in markets surrounding each of its properties. To create a positive image and maintain awareness of its properties, the Company uses direct mail, television, radio, billboard and newspaper advertising. To target local residents, promotions emphasize the appetizing food, friendly service, a high paying slot player club program, and the latest in gaming technology. The goal of the Company's marketing program is to capture the name, level of play and preferred games of every customer that either: (1) plays slot machines or table games; (2) responds to an advertisement or redeems a coupon book; or (3) is recommended by another customer. The Company uses this data in its direct-mail marketing programs.

     As the markets surrounding the Company's casinos continue to mature, the Company has expanded its focus to encompass the surrounding tourist markets of each casino. The Company effectively competes for outside tourists, as a result of the attractive lodging facilities at each of its properties. The Company uses and continuously monitors the effectiveness of direct mail, television advertising, newspapers, billboards and tourist magazines placed in the surrounding areas to increase the its casinos' visibility.

License and Other Agreements

     Effective January 1, 1996, the Company entered into several agreements with entities controlled by Mr. Tompkins, Chairman of the Board and Chief Executive Officer of the Company, replacing other agreements that were less favorable to the Company. Under a license agreement with International Marco Polo Services, Inc., (formerly known as Lady Luck Casino, Inc. and Marco Polo's International Marketing, Inc. which merged in 1996) ("Marco Polo Services"), a corporation owned and controlled by Mr. Tompkins, the Company pays Marco Polo Services an annual licensing fee with respect to the Lady Luck name and the mailing list developed by Gemini, Inc. ("Gemini"), an S corporation wholly owned by Mr. Tompkins that does business as Lady Luck Casino/Hotel in Las Vegas, Nevada. The licensing fee is equal to the greater of (a) 9% of the Company's EBITDA as defined (calculated as EBITDA of the Company and all its subsidiaries and joint ventures (multiplied, in the case of Lady Luck Bettendorf and the Kimmswick project by the Company's ownership interest), excluding, among other things, all revenues and expenses arising from any casino or casino/hotel for which the Company is not the operator and which does not utilize the mailing list or Lady Luck name and excluding revenues from the lease of equipment owned by the Company to third parties or unconsolidated entities), and (b) $1,700,000 per year (as adjusted based on the Consumer Price Index). The Company has agreed to use the Lady Luck name on all existing and future casinos that it operates. The license agreement provides that during any period of default in the payment of principal or interest on 2001 Notes, the Company will not pay (but will accrue on its books) any licensing fee due to Marco Polo Services. For 1998, the licensing fees paid to Marco Polo Services by the Company were approximately $3.4 million.

     Under an office lease with Gemini, the Company pays Gemini the sum of $300,000 per year, as adjusted based on the Consumer Price Index, for corporate office facilities and services. In addition, the Company reimburses Gemini for the approximate retail value of rooms, food and beverage, and other items provided to the Company by Gemini. For 1998, net rent expense and reimbursable items paid to Gemini were $315,000 and $104,000, respectively. In addition, the Company incurred $304,000 of marketing and other expenses reimbursed by Gemini for 1998.

     Marco Polo Services provides marketing services to the Company under a reimbursement agreement with the Company. Mr. Uboldi, the Company's President and Chief Operating Officer and director of the Company, is the Vice President of Marco Polo Services. For 1998, the Company paid Marco Polo Services $870,000 for the cost of marketing services based on allocated payroll, overhead, direct advertising and other marketing costs. In addition, Marco Polo Services reimbursed the Company for $405,000 of expenses paid by the Company on behalf of Marco Polo Services related to 1998 marketing costs.

     With respect to the Bettendorf joint venture, pursuant to an assignment and assumption agreement between Marco Polo Services and the Company, Marco Polo Services assigned to the Company its rights to receive a management fee for services performed for the Bettendorf joint venture and to assign its obligation to pay part of that fee to its joint venture partner.

Employees

     As of December 31, 1998, the Company had approximately 2,500 employees, as follows: approximately 1,050 employees at the Lady Luck Rhythm & Blues/Country Casino complex; approximately 425 employees at Lady Luck Natchez; approximately 1,000 employees at Lady Luck Bettendorf; 14 employees at the Company's reservation facilities in Phoenix; and 17 employees at the Company's corporate headquarters in Las Vegas. The Company's employees are currently non-union. The Company has not experienced any work stoppages and believes its relations with its employees are good.


Competition

     The Company believes the gaming markets in which it currently operates or intends to develop projects are extremely competitive and expects them to become even more competitive. The Company competes in these gaming markets by attempting to develop locations within these markets which are more accessible to potential customers and through its sales and marketing efforts described above.

     There is a substantial risk that the supply of gaming facilities in Mississippi will exceed the demand for gaming, which could have a material adverse effect on the Company's operating results. As of December 31, 1998, there were a total of 28 licensed and operating dockside gaming facilities in Mississippi, consisting of nine in Tunica, eight in Biloxi, two in Gulfport, four in Vicksburg, one in Hancock County, one in Coahoma County, one in Natchez and two in Greenville (one additional dockside casino is licensed and under construction in Biloxi). DeSoto County, the northwestern-most Mississippi County and nearest to Memphis, could, under existing state law, vote to authorize gaming activities, which would in turn increase competition in this market. The voters of DeSoto County have voted against legalized gaming on three occasions, most recently in November 1996. However, local referenda may be held during presidential election years, and there is no guarantee that gaming will not be approved in DeSoto County in future elections. Additionally, in Arkansas, a gaming referendum, which, if passed, would have legalized particular forms of gaming at particular locations, was defeated in November 1996. If gaming were legalized in particular areas of Arkansas or, to a lesser extent, in DeSoto County, it could have a material adverse effect on the Company's Coahoma County facilities. Furthermore, the Mississippi Band of Choctaws negotiated a compact with the State of Mississippi and has opened a land-based casino located approximately 100 miles to the east of Jackson, Mississippi, which has affected Lady Luck Natchez and, if further developed, could affect the Vicksburg project.

     Lady Luck Bettendorf faces competition from two other riverboats in the Quad Cities area, including riverboats in Davenport, Iowa and Rock Island, Illinois. However, Lady Luck Bettendorf has increased its share of the Quad Cities, Iowa market from approximately 46% during 1997 to 48% during 1998.

     The Company also competes with gaming facilities nationwide and in Canada, including land-based casinos in Nevada, New Jersey, South Dakota, Colorado and Ontario, riverboat or dockside gaming in Missouri and Louisiana as well as various gaming operations on Native American land in such states as New York, California, Connecticut, Iowa, Michigan, Minnesota, Arizona, Washington, Wisconsin, Louisiana and Mississippi. Other jurisdictions may legalize various forms of gaming that may compete with the Company in the future. Although the Company expects that the presence of gaming in a city will result in an increase in the number of people visiting that city, there is no guarantee that an increase will actually occur. The failure of those cities to realize an increase, or a subsequent decrease in the number of visitors to an area where the Company is engaged in gaming, could have a material adverse effect on the Company's operations.

     In any jurisdiction where the Company may begin operations, it will face competition for the more desirable sites and for qualified personnel. The Company will also compete with other forms of wagering, including bingo and pull tab games, card clubs, pari-mutuel betting on horse racing and dog racing, state-sponsored lotteries, video lottery terminals and video poker terminals, as well as other forms of entertainment.

     Some of the Company's competitors have more gaming industry experience, larger operations or significantly greater financial and other resources than the Company does. Given these factors, it is possible that substantial competition could have a material adverse effect on the Company's future results of operations.


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

     Seasonal revenue fluctuations occur at the casinos in Mississippi and Iowa with winter months typically yielding lower revenues due to adverse weather conditions.


Regulatory Matters

     The Company, through its subsidiaries and affiliates, owns and operates gaming casinos in Mississippi and Iowa and may develop projects in Missouri and Mississippi. The entities owning these casinos and any of the Company's entities owning casinos in the future are or will be required to obtain and maintain gaming licenses from the applicable state regulatory authorities and comply with the related regulations. Although the Company believes it is in material compliance with all applicable gaming regulations, non-compliance by the Company could have a material adverse effect on the Company's operations. Generally, regulatory authorities have broad discretion in granting, renewing and revoking gaming licenses. Lady Luck Gaming Corporation itself is required to be found suitable to own the entities that directly or indirectly own casinos. In addition, the Company's directors and many of the casinos' employees are required to obtain gaming licenses. Where it has not already done so, the Company intends to apply for licenses and to have its employees, to the extent required, apply for licenses. All directors and executive officers of the Company have received all necessary approvals with respect to the operating casinos and have received, applied for or will apply for all necessary approvals with respect to the development stage projects. While the Company has received gaming licenses in the states of Mississippi, Colorado and Iowa, the Company has not received licenses in any other jurisdiction. There is no guarantee that each casino, officer, director, or the appropriate gaming employees will receive (where not yet received) or maintain the necessary gaming licenses, or that the Company or its casinos will be able to operate successfully or profitably under the terms of any licenses. The failure of the Company or any of its key personnel to obtain or retain a license in a particular jurisdiction could have a material adverse effect on the Company's ability to obtain or retain licenses in other jurisdictions.

     Any jurisdiction in which the Company may seek to conduct gaming operations in the future would likely require the Company to apply for and obtain regulatory approvals with respect to the construction, design and operational features of whatever gaming facilities it intends to use. There is no guarantee that the Company will obtain the necessary approvals on a timely basis or with acceptable conditions to allow the Company to open any of the development stage projects. In addition, the State of Mississippi currently requires, and other jurisdictions may require, prior approval for all entities that are conducting gaming within their respective jurisdictions before conducting gaming in other jurisdictions. The obtaining of licenses and approvals may be time consuming and expensive and cannot be guaranteed. Any regulations adopted by the gaming commissions, the legislatures or any governmental authority having jurisdiction in Mississippi, Missouri, Iowa, or other jurisdictions in which the Company has or intends to have gaming operations may have a material adverse effect on the Company's results of operations or financial condition, including its ability to raise financing.

     Mississippi Gaming Regulations

     The ownership and operation of a gaming business in Mississippi is subject to extensive laws and regulations, including the Mississippi Gaming Control Act passed in June 1990 (the "Mississippi Act") and the related regulations (the "Mississippi Regulations") issued by the Mississippi Gaming Commission and Mississippi Tax Commission which are empowered to oversee and enforce the Mississippi Act. Gaming in Mississippi can be legally conducted only on vessels of a particular minimum size in navigable waters in counties bordering the Mississippi River or in waters of the State of Mississippi (so-called dockside gaming) which lie adjacent and to the south (principally in the Gulf of Mexico) of the Counties of Hancock, Harrison, and Jackson, and only in counties in Mississippi in which the registered voters have not voted to prohibit gaming activities. The voters in Jackson County, the southeastern-most county of Mississippi, and DeSoto County, south of Memphis, Tennessee, have voted to prohibit gaming. Gaming may also be legally conducted on Native-American lands in Mississippi as regulated in part by the Federal Indian Gaming Regulatory Act of 1988, which activity is not subject to the Mississippi Act. Presently, the Mississippi Band of Choctaws operates a land-based casino at a location in East-Central Mississippi.

     The Mississippi Act requires that a person (including any corporation or other entity) must be licensed to conduct gaming activities in Mississippi. A license will be issued only for a specified location that has been approved as a gaming site by the Mississippi Gaming Commission prior to issuing a license. The Mississippi Act also requires that each officer or director of a gaming licensee, or other person who is actively and directly engaged in the administration or supervision of gaming, or who has any other significant involvement with the activities of any gaming subsidiary, or who exercises a material degree of control over the licensee, either directly or indirectly, must be found suitable by the Mississippi Gaming Commission. In addition, any employee of the licensee who is directly involved in gaming must obtain a work permit from the Mississippi Gaming Commission. The Mississippi Gaming Commission will not issue a license or make a finding of suitability unless they are satisfied, after an extensive investigation paid for by the applicant, that the persons associated with the gaming licensee or applicant for a license have proven that they are of good character, honesty and integrity, with no relevant or material criminal record. In addition, the Mississippi Gaming Commission will not issue a license unless they are satisfied that the licensee is adequately financed or has a reasonable plan to finance its proposed operations from acceptable sources, and that persons associated with the applicant have sufficient business probity, competence and experience to engage in the proposed gaming enterprise. The Mississippi Gaming Commission may refuse to issue a work permit to a gaming employee (1) if the employee has committed larceny, embezzlement or any crime of moral turpitude, or knowingly violated the Mississippi Act or Mississippi Regulations, or (2) for any other reasonable cause.

     The Mississippi Gaming Commission has the power to deny, limit, condition, revoke and suspend any license, finding of suitability or registration, or fine any person, as they deem reasonable and in the public interest, subject to an opportunity for a hearing. The Mississippi Gaming Commission may fine any licensee or person who was found suitable up to $100,000 for each violation of the Mississippi Act or the Mississippi Regulations, which is the subject of an initial complaint, and up to $250,000 for each violation which is the subject of any subsequent complaint. The Mississippi Act provides for judicial review of decisions of the Mississippi Gaming Commission by petition to a Mississippi Circuit Court, but the filing of a petition does not necessarily stay any action taken by the Mississippi Gaming Commission pending a decision by the Circuit Court.

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which the Company's gaming subsidiaries' respective operations are conducted. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based on a percentage of the gross gaming revenues received by a casino operation, the number of slot machines operated by the casino, or the number of table games operated by the casino. Each gaming licensee must pay a license fee to the State of Mississippi based on "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings). In Coahoma and Harrison Counties, for instance, the local governments have imposed gross revenue fees of 3.2% as well as annual fees on slot machines. As of June 1, 1995, the City of Natchez was authorized to impose an equivalent tax on casino gross revenue. The license fee equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and up to $134,000 per month, and 8% of gaming receipts over $134,000 per month. These license fees are allowed as a credit against the Company's Mississippi State income tax liability for the year paid. The Company may also be subject to a local municipal or county tax equal to one-tenth of the license fee due to the State of Mississippi as set forth above. An additional license fee, based on the number of table games conducted or planned to be conducted on the gaming premises, is payable to the State of Mississippi annually in advance. Based on the Company's planned activities, this additional licensee fee will equal approximately $399,200 (aggregate for all the Company's dockside casinos), plus $100 for each game in excess of 35 games at any one location. Municipal and county fees have been and may in the future also be assessed, and may vary from jurisdiction to jurisdiction. All taxes must be timely paid in order to retain the gaming license.

     The Company is also subject to certain audit and record keeping laws and regulations, primarily intended to ensure compliance with the Mississippi Act, including compliance with the provisions relating to the payment of license fees. The Mississippi Gaming Commission, through the power to regulate licenses, has the power to impose additional restrictions on the holders of the securities of the Company at any time. The Company is required to provide the Mississippi Gaming Commission with notice of any changes in directors or officers. The Mississippi Gaming Commission requires that any chief executive officer, president, chief financial officer or secretary of the Company or its subsidiaries be found suitable. In addition, the Mississippi Gaming Commission requires that any other director or officer of the Company who has a substantial involvement with gaming or a significant administrative supervisory role of the gaming operations be found suitable. These suitability findings may be made after these individuals take office as directors or officers. However, the Mississippi Gaming Commission may require that the Company sever relations with individuals if they are not found suitable. In addition, during the pendency of any suitability finding, the Mississippi Gaming Commission may require that these individuals not act as directors or officers. The Mississippi Gaming Commission has found Messrs. Tompkins, Uboldi, Reid and Tombari suitable.

     Because the Company is licensed to conduct gaming in Mississippi, neither the Company nor any affiliates may engage in gaming activities outside of Mississippi without the prior approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission has adopted regulations related to foreign gaming approval and the impact of any of these regulations on the future operations of the Company cannot be determined at this time. The Mississippi Gaming Commission has confirmed that this requirement will not apply retroactively. However, the Mississippi Gaming Commission will need to approve the Company's future gaming operations outside of Mississippi. The Mississippi Gaming Commission has approved the Company's operations in Iowa.

     The Mississippi Regulations also require prior approval for a "plan of recapitalization" as defined by the regulations. In addition, the Company must submit detailed financial, operating and other reports to the Mississippi Gaming Commission. Substantially all loans, leases, securities and similar financing transactions entered into by the Company must be reported to or approved by the Mississippi Gaming Commission. The Company is required periodically to submit detailed financial and operating reports to the Mississippi Gaming Commission and to furnish any other information that the Mississippi Gaming Commission may require. The Mississippi Act requires annual audits by independent certified public accountants of the financial statements of casino licensees with gross revenue of $3 million or more.

     Any permanently moored vessel used for casino operations must meet the fire safety standard of the Mississippi Fire Prevention Code and the Life Safety Code and the Standards for the Construction and Fire Protection of Marine Terminals, Piers and Wharf's of the National Fire Protection Association. Additionally, any establishment to be constructed for dockside gaming must meet the Southern Standard Building Code or the local building code, if a local building code has been implemented at the casino's site. All permanently moored vessels must comply with specified standards for stability, flooding and stability after damage. The Mississippi Regulations require approvals by the American Bureau of Shipping, which is under contract with the Mississippi Gaming Commission to perform these stability tests.

     Iowa Gaming Regulations

     In 1989, the State of Iowa legalized riverboat gaming on the Mississippi River and other waterways located in Iowa. The legislation authorized the granting of licenses to not-for-profit corporations which, in turn, are permitted to enter into operating agreements with qualified persons who also actually conduct riverboat gaming operations. Such operators must likewise be approved and licensed by the Iowa Racing and Gaming Commission (the "Iowa Gaming Commission").

     On August 11, 1994, the Riverbend Regional Authority, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Bettendorf, Iowa, entered into an operator's contract with the Bettendorf joint venture authorizing the Bettendorf joint venture to operate riverboat gaming operations in Bettendorf. The initial term of the operator's contract is for three years. The Bettendorf joint venture has the right to renew the contract for succeeding three-year periods as long as Scott County voters approve gaming in the jurisdiction. The Company renewed the operator's contract effective September 1, 1998. Under the operator's contract, the Bettendorf joint venture pays the Riverbend Regional Authority a fee equal to 4.1% of the adjusted gross receipts. Further, pursuant to statute, the Bettendorf joint venture generally must pay a fee to the City of Bettendorf equal to 1.65% of adjusted gross receipts.

     In 1994, Iowa amended the enabling legislation removing several previous restrictions including loss and wager limits and restrictions on the amount of space on a vessel that may be utilized for gaming. Current law permits gaming licensees to offer unlimited stakes gaming on games approved by the Iowa Gaming Commission on a 24-hour basis. Dockside casino gaming is authorized by the Iowa Gaming Commission although the licensed vessel is required to conduct at least one two-hour excursion cruise each day for at least 100 days during the excursion season. The legal age for gaming is 21.

     The enabling legislation gives each county the opportunity to hold a referendum on whether to allow casino gaming within its boundaries. A referendum was passed on April 7, 1994, with 80% voting in favor of passage and authorizing casino gaming in Bettendorf for a period of nine years from the issuance date of the license. Another referendum cannot be held until 2002 and if approved, subsequent referenda will occur at eight-year intervals.

     On March 5, 1998, the Iowa Gaming Commission authorized the renewal of the Bettendorf joint venture's gaming license. The license is for an additional term of one-year beginning April 1, 1998, is not transferable and will need to be renewed in March 1999 and at the end of each annual renewal period.

     The ownership and operation of gaming facilities in Iowa are subject to extensive state laws, regulations of the Iowa Gaming Commission and various county and municipal ordinances (collectively, the "Iowa Gaming Laws"), concerning the responsibility, financial stability and character of gaming operators and persons financially interested or involved in gaming operations. Iowa Gaming Laws seek to: (1) prevent unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (2) establish and maintain responsible accounting practices and procedures; (3) maintain effective control over the financial practices of licensees (including the establishment of minimum procedures for internal fiscal affairs, the safeguarding of assets and revenues, the provision of reliable record keeping and the filing of periodic reports with the Iowa Gaming Commission); (4) prevent cheating and fraudulent practices; and (5) provide a source of state and local revenues through taxation and licensing fees. Changes in Iowa Gaming Laws could have a material adverse effect on the Bettendorf joint venture's gaming operations.

     Gaming licenses granted to individuals must be renewed every year, and licensing authorities have broad discretion with regard to such renewals. Licenses are not transferable. The Bettendorf joint venture must submit detailed financial and operating reports to the Iowa Gaming Commission. Any contract in excess of $50,000 must be submitted to and approved by the Iowa Gaming Commission.

     Officers, directors, managers and key employees of the Bettendorf joint venture are required to be licensed by the Iowa Gaming Commission. Employees associated with gaming must obtain work permits that are subject to immediate suspension under specific circumstances. In addition, anyone having a material relationship or involvement with the Bettendorf joint venture may be required to be found suitable or to be licensed, in which case those persons would be required to pay the costs and fees of the Iowa Gaming Commission in connection with the investigation. The Iowa Gaming Commission may deny an application for a license for any cause deemed reasonable. In addition to its authority to deny an application for license, the Iowa Gaming Commission has jurisdiction to disapprove a change in position by officers or key employees and the power to require the Bettendorf joint venture to suspend or dismiss officers, directors or other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the Iowa Gaming Commission finds unsuitable to act in such capacities.

     The Iowa Gaming Commission may revoke a gaming license if the licensee: (1) has been suspended from operating a gaming operation in another jurisdiction by a board or commission of that jurisdiction; (2) has failed to demonstrate financial responsibility sufficient to meet adequately the requirements of the gaming enterprise; (3) is not the true owner of the enterprise; (4) has failed to disclose ownership of other persons in the enterprise; (5) is a corporation 10% of the stock of which is subject to a contract or option to purchase at any time during the period for which the license was issued, unless the contract or option was disclosed to the Iowa Gaming Commission and the Iowa Gaming Commission approved the sale or transfer during the period of the license; (6) knowingly makes a false statement of a material fact to the Iowa Gaming Commission; (7) fails to meet a monetary obligation in connection with an excursion gaming boat; (8) pleads guilty to, or is convicted of a felony; (9) loans to any person, money or other thing of value for the purpose of permitting that person to wager on any game of chance; (10) is delinquent in the payment of property taxes or other taxes or fees or a payment of any other contractual obligation or debt due or owed to a city or county; or (11) assigns, grants or turns over to another person the operation of a licensed excursion boat (this provision does not prohibit assignment of a management contract approved by the Iowa Gaming Commission) or permits another person to have a share of the money received for admission to the excursion boat.

     If it were determined that the Iowa Gaming Laws were violated by a licensee, the gaming licenses held by a licensee could be limited, made conditional, suspended or revoked. In addition, the Bettendorf joint venture and the persons involved could be subject to substantial fines for each separate violation of the Iowa Gaming Laws at the discretion of the Iowa Gaming Commission. Limitations, conditioning or suspension of any gaming license could (and revocation of any gaming license would) have a material adverse effect on the operations of the Bettendorf joint venture.

     The Iowa Gaming Commission may also require any individual who has a material relationship with the Bettendorf joint venture to be investigated and licensed or found suitable. The Iowa Gaming Commission, prior to the acquisition, must approve any person who acquires 5% or more of the Bettendorf joint venture's equity securities. The applicant stockholder is required to pay all costs of this investigation.

     Gaming taxes approximating 20% of the adjusted gross receipts will be payable by the Bettendorf joint venture on its operations to the State of Iowa. In addition, there are costs that include a $50,000 initial application fee, yearly operations fees and all costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

     If required by any gaming authority or if the Company reasonably determines that ownership of any of the Company's securities, including the 2001 Notes, by any person or entity will either materially preclude, interfere with, threaten or delay the issuance of, or jeopardize the maintenance and existence of any gaming or liquor license, or result in the imposition of significantly burdensome terms or conditions on any license, the Indenture covering the 2001 Notes provides that the Company has the right to redeem them or require their sale.

     Non-Gaming Regulations

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental
Response, Compensation and Liability Act, the Occupational Safety and Health Act, and similar state statutes.

     Some of the Company's owned and leased properties were used in the past for industrial purposes, which have or may have resulted in soil or groundwater contamination. For example, the Vicksburg site had been used as a bulk petroleum storage facility since the early 1950's, and contained above-ground storage tanks and barge and truck loading docks associated with that operation. Known releases of petroleum products from three of the seven tanks have occurred since 1986, along with other small releases at various locations on site. The subsurface assessment of the environmental condition of the site by an outside environmental consultant indicated that some of the soils at the site were contaminated with petroleum hydrocarbons and associated volatile organic compounds, and that this contamination was present in significant concentrations in some locations on site. Remediation efforts at the Vicksburg site are complete. On February 21, 1996, the Mississippi Department of Environmental Quality determined that the environmental remediation conducted by the seller meets all federal and state standards, and has certified that no further action is required. However, there is no guarantee that the Mississippi Department of Environmental Quality or the Federal Environmental Protection Agency will not alter target cleanup levels in the future, resulting in additional cleanup requirements. This would expose the Company to additional liability as the owner of the property, and could result in a material delay of the construction of new facilities on-site.

     A sublessee at its Helena, Arkansas property has informed the Company that there may be contamination on the property from underground storage tanks used by the sublessee for gas station operations. The Company is awaiting further information on this matter (including the extent of the contamination), but believes that the sublessee will be responsible for any costs to investigate and remediate the property. However, there is no guarantee that the sublessee will in fact pay any of the costs.

     Other than those described, the Company has not made, and does not anticipate making, material expenditures or incurring delays with respect to environmental protection, and health and safety laws and regulations. However, there is no guarantee that additional pre-existing conditions will not be discovered and that the Company will not encounter material liabilities or delays.

     The Company's riverboat at Lady Luck Bettendorf must comply with U. S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. This riverboat must hold Certificates of Documentation and Inspection issued by the U. S. Coast Guard and may also be subject to local zoning and building codes. Each of the Company's permanently moored barges in Mississippi must be certified and approved by the American Bureau of Shipping with respect to stability and single compartment flooding in accordance with Mississippi regulations. These permanently moored barges must meet the fire safety standards of the Mississippi Fire Prevention Code and Life Safety Code and the Standards for the Construction and Fire Protection of Marine Terminals, Piers and Wharves of the National Fire Protection Association and may also be subject to local zoning and building codes.

ITEM 2.  PROPERTIES

     The Company has various property leases and options to lease property and owns barges on which dockside casinos have been or are anticipated to be constructed. The Company (1) owns two parcels of property at the site where Lady Luck Biloxi is located and leases several other properties at that site, (2) owns property at the Vicksburg site, (3) leases various land in Natchez and owns the property where the River Park Hotel is located, (4) has entered into the Coahoma County lease and purchased the leasehold associated with the property where the Riverbluff Hotel is located, (5) has entered into various leases in Gulfport, Mississippi, and (6) has entered into an option to lease the Kimmswick Site. All rental payments under these leases, other than rental payments under the Coahoma County leases, are calculated on a fixed base rent adjusted in accordance with increases in the Consumer Price Index up to a maximum of 3% in any given year. Rental payments under the Coahoma County leases are 5.5% of the annual gross revenues (calculated in accordance with those leases). The Company owns eight barges, one of which is in Natchez, three of which are intended for use in the construction of the Vicksburg project and four of which are in Coahoma County. The Company also owns a cruising gaming vessel which is being leased to the Bettendorf joint venture and has approximately $6.0 million ($3.0 million net of reserves and accruals) invested in a partially finished cruising vessel. The Company leases and has an obligation to acquire property in Central City, Colorado (during 1998 the Company acquired a portion of this leased property). Mortgages and other security agreements for the benefit of holders of the 2001 Notes encumber some of the Company's properties. Additionally, the Company has granted liens on particular owned and leased properties to the sellers or lessors of those properties, including a plot of land adjacent to Lady Luck Biloxi and the property where the River Park Hotel is located and has purchased the leasehold interest where the Riverbluff Hotel is located. The Company leases its corporate offices in Las Vegas, Nevada.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a party to the legal proceedings discussed below, which have arisen in the normal course of business. In view of the inherent difficulty of predicting the outcome of litigation and other legal proceedings, the Company cannot state with certainty what the eventual outcome of any of these pending proceedings will be.

     Shareholder Class Action Lawsuits
     ---------------------------------

     The Company has been named as a defendant in a purported shareholder class action lawsuit filed alleging violations by the Company of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, among other things, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of Lady Luck Gaming Corporation ("Lady Luck Gaming"), Alain Uboldi, Director and Chief Operating Officer of Lady Luck Gaming, Michael Hlavsa, the former Chief Financial Officer of Lady Luck Gaming, Bear, Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint. On October 8, 1997, the Company was served with an order of the court dismissing all of the plaintiffs' claims under Section 10(b) of the Exchange Act and 11 of the plaintiffs' 16 claims under Sections 11, 12 and 15 of the Securities Act with prejudice for failing to adequately state a claim. The court also ordered the plaintiffs to file, and the plaintiffs have filed, an amended complaint regarding the five claims under Sections 11, 12 and 15 of the Securities Act which were not dismissed with prejudice. While the outcome of this matter cannot presently be determined, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

    Greek Lawsuits
    --------------

     The Company and particular joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7.1 million as of March 5, 1999 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest. The cases are still in their preliminary stages and their outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

     A Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. On July 29, 1996, the Athens Court of First Instance in this matter served the Company's Greek counsel with its decision and entered judgment against the Company in the amount of approximately 87.1 million drachma plus accrued interest (which was approximately $294,000, plus accrued interest, as of March 5, 1999 based on published exchange rates). The Company appealed the Court's decision. Subsequent to December 31, 1998, the Company settled this action for $335,000 which had been reserved fully in 1997.

     Other Matters
     -------------

     On November 5, 1996, the United States Bankruptcy Court for the Northern District of Mississippi dismissed a lawsuit that had been brought by Superior Boat Works, Inc. ("Superior") against Lady Luck Mississippi, Inc. on or about September 23, 1993. Superior had previously done construction work for Lady Luck Natchez on its barge, as well as some minor preparatory work on one other barge of the Company. This proceeding alleged damages of approximately $47,000,000, of which approximately $3,400,000 was alleged for additional construction work on Lady Luck Natchez and the remaining amount was alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. Superior has appealed the decision to dismiss the action. The Company, based in part on the advice of its counsel, believes that it has meritorious defenses and does not believe that the appeal of the decision will have a material adverse effect on the Company's financial condition or results of operations.

     During November 1996, Lady Luck Central City, Inc. entered into a Memorandum of Understanding with BWCC, Inc., which does business as Bullwhackers-Central City ("Bullwhackers"). The Memorandum provided for a combination of the respective companies' gaming establishments that currently operate on adjacent real property in Central City. As a result of the Memorandum, the parties negotiated and purportedly executed a definitive Operating Agreement and Lease Agreement in September 1997. During the fourth quarter of 1997, Bullwhackers refused to honor these definitive agreements, and accordingly, the Company commenced suit against Bullwhackers. Subsequent to December 31, 1998, the Company and Bullwhackers reached an agreement in principle whereby the Company expects to receive $300,000 as a settlement from Bullwhackers. The settlement will not be recognized until the payment is received.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     No matters were submitted to a vote of security-holders of Lady Luck Gaming during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Lady Luck Gaming's Common Stock (symbol "LUCK") trades on the Nasdaq National Market tier of The Nasdaq Stock Market and is quoted in The Wall Street Journal and other newspapers. The following table sets forth the high and low sale prices of the Common Stock for each quarter during the preceding two years, as reported by the Nasdaq National Market. The Company effected a one-for-six reverse stock split on June 4, 1998, and the sales prices set forth below have been restated for periods before June 4, 1998 to reflect the decreased number of shares of Common Stock outstanding.


                    Nasdaq National Market Daily Sales Price

                                                High                  Low
                                          ----------------     ----------------
   1998
      1st Quarter....................        $  10.500             $   5.436
      2nd Quarter....................           11.628                 6.750
      3rd Quarter....................            9.250                 4.375
      4th Quarter....................            5.500                 2.813

   1997

      1st Quarter....................        $  12.750             $  10.125
      2nd Quarter....................           11.250                 9.000
      3rd Quarter....................           12.750                 7.125
      4th Quarter....................            9.750                 4.500


     As of March 5, 1999, Lady Luck Gaming had approximately 457 holders of record of its Common Stock.

     Lady Luck Gaming did not pay any cash dividends on its Common Stock in 1998 or 1997 and has no intention of paying cash dividends on its Common Stock in the foreseeable future. In addition, the Indenture covering the 2001 Notes restricts the Company's ability to pay dividends on its Common Stock (See Note 5 to the Company's Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

Years Ended December 31,        1998      1997      1996      1995     1994
--------------------------------------------------------------------------------
                                       (thousands of dollars)
Gross revenues.............  $157,184  $172,043  $175,351  $158,411  $125,134
Promotional allowances.....   (13,105)  (13,183)  (12,527)   (8,821)   (7,979)
Net revenues...............   144,079   158,860   162,824   149,590   117,155
Casino expenses............    52,497    57,301    56,806    49,703    41,859
Food and beverage expenses.     4,941     6,644     6,928     8,582     7,215
Hotel expenses.............     1,640     2,236     1,925     1,667       652
Other operating expenses...       143       258       282       310       574
Selling, general and
  administrative...........    45,252    52,939    53,786    49,539    51,926
Related party managemnt/
  /license fees............     3,370     2,953     3,434     5,520     2,471
Depreciation and
  amortization.............     8,506    12,886    11,289     9,694     7,067
Pre-opening expense........         -         -       247         -     2,970
Litigation claims..........         -       700     1,100         -         -
Gain on sale of assets.....    (2,848)        -         -         -         -
Reserve for loss on
  sale of assets...........         -     7,621         -         -         -
Project development
  costs write-downs
  and reserves.............         -     7,784       404       509    15,635
Asset impairment
  write-down...............         -    20,698         -         -         -
Loss on sale of investment
  in unconsolidated
  affiliate................         -     1,912         -         -         -
Abandonment loss...........         -         -         -         -     9,344
Operating income
  (loss)...................    30,578   (15,072)   26,623    24,066   (22,558)
Other (expense)............   (20,337)  (21,390)  (20,415)  (19,024)  (15,393)
Income (loss) before income
  tax and extraordinary
  items....................    10,241   (36,462)    6,208     4,862   (37,951)
Net income (loss)..........    10,166   (36,511)    6,139     6,718   (35,665)
Net cash provided by
  (used in) operating
  activities..............      9,080    10,114    13,492    17,083     8,590
--------------------------------------------------------------------------------


Years Ended December 31,        1998      1997      1996      1995     1994
--------------------------------------------------------------------------------
                                       (thousands of dollars)
Cash and cash equivalents...  $28,834   $19,552   $15,490   $22,148  $28,914
Restricted cash.............        -    15,388         -     8,858    7,847
Marketable securities.......   19,219         -         -         -        -
Current assets..............   51,194    41,930    19,523    35,219   44,679
Property and equipment,
  net.......................  120,904   128,375   173,119   155,664  170,345
Total assets................  191,685   185,306   223,718   217,281  226,963
Current liabilities.........   18,701    22,258    19,892    23,702  216,954
Total liabilities...........  195,285   199,072   200,973   200,675  221,137
Series A mandatory
  cumulative redeemable
  preferred.................   20,611    18,402    16,430    14,669   13,097
Stockholders' equity
  (deficit).................  (24,211)  (32,168)    6,315     1,937   (7,271)
Working capital (deficit)...   32,493    19,672      (369)   11,517 (172,275)
--------------------------------------------------------------------------------

Years Ended December 31,        1998      1997      1996      1995     1994
--------------------------------------------------------------------------------
                                   (thousands of dollars, except per share
                                             amounts and employees)
SELECTED DATA
Basic and diluted net
  income (loss) per
  share
  Before extraordinary
  items and preferred
  stock dividend.............. $  2.08   $ (7.48)  $  1.26   $  0.92   $ (8.72)
  Extraordinary items.........       -         -         -      0.47      0.26
  Applicable to common
  stockholders................    1.63     (7.88)     0.90      1.07     (8.79)
Shares used in computing
  net income per share........   4,881     4,881     4,881     4,825     4,217
Shares outstanding at
  year end....................   4,881     4,881     4,881     4,881     4,548
Cash dividends declared
  per common share............       -         -         -         -        -
Common stock - High(1)........ $ 11.63   $ 12.75   $ 27.75   $ 16.88   $ 82.50
Common stock - Low(1)......... $  2.81   $  4.50   $  9.75   $  9.00   $ 13.50
Common stock - Year end(1).... $  2.63   $  6.00   $ 11.25   $  9.75   $ 15.56
Number of employees...........   2,500     3,100     2,950     2,850     2,100
--------------------------------------------------------------------------------
 (1) The Company effected a one-for-six reverse stock split on June 4, 1998, and the sales prices set forth above have been restated for periods before June 4, 1998 to reflect the decreased number of shares of Common Stock outstanding.


     Reference is made to Part I, Item 3 - Legal Proceedings, which contains information regarding uncertainties that may have a material adverse effect on the Company's future financial condition and results of operations.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.
Generally,  the words  "anticipates,"  "believes,"  "estimates,"  "expects"  and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals for them; changes in regulations affecting the gaming industry; the continued operation of the Helena Bridge connecting Arkansas to Coahoma County, Mississippi, the location of the Lady Luck Rhythm and Blues/Country Casino complex; the ability of the Company to comply with its Indenture covering the First Mortgage Notes Due 2001 (the "2001 Notes"); the ability of the Company to retain or obtain Nasdaq listings; future acquisitions or strategic partnerships; general business and economic conditions; the Company's ability to become Year 2000 compliant in a timely manner and within its cost estimates including the risk that one or more of the representations provided to the Company by its suppliers may ultimately be proven false; and other factors described at various times in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. These forward-looking statements speak only as of the date they are made. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based. See "--Certain Risks and Uncertainties" below for discussion of some of these factors.


Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     For the years ended December 31, 1997 and 1998, consolidated gross revenues decreased from $172.0 million to $157.2 million, respectively, a decrease of $14.8 million or 9%.

     Comparisons of the Company's consolidated gross revenues between periods may not be meaningful to the extent they reflect several changes related to the Company's strategy to rationalize its asset base and dispose of its underperforming investments. In this pursuit, since September 30, 1997, the Company has sold: (1) substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with its Lady Luck Biloxi casino effective June 11, 1998; (2) substantially all of the operating assets of Lady Luck Central City effective February 19, 1998; (3) its 35% partnership interest in the Bally's joint venture, related to the former Tunica County, Mississippi operations, effective September 30, 1997. In addition, effective January 1, 1998, the Company has sold certain gaming equipment which the Company had been leasing to the Bettendorf joint venture prior to that date. The Company's gross revenues from operations decreased during the year ended December 31, 1998 compared to the year ended December 31, 1997 as follows (in millions):

        Lady Luck Biloxi ...........................................   $  20.9
        Lady Luck Central City .....................................       4.6
        Equipment lease income from equipment sold .................       1.5
        Equity in net income of the Bally's joint venture ..........       1.3

     Gross revenues at the Lady Luck Rhythm & Blues/Country Casino complex increased from $94.3 million to $101.1 million, an increase of $6.8 million or 7%, during the years ended December 31, 1997 and 1998, respectively. The Lady Luck Rhythm & Blues/Country Casino complex's gross revenues increased primarily due to the time period between July 16, 1997 and August 3, 1997 when access to the complex was restricted by a temporary closure of the Helena Bridge by the Arkansas Department of Transportation due to structural damage caused when a barge with a large boom attachment hit the bridge. The bridge was repaired and no further restrictions on access have been suffered since the repair.

     The Company's 50% equity in the net income of the Bettendorf joint venture increased from $3.4 million to $5.1 million, an increase of $1.7 million or 50%, during the years ended December 31, 1997 and 1998, respectively. This increase was despite a non-recurring expense of $1.2 million (the Company's 50% share of which is $600,000) of pre-opening expenses related to the opening of the Lady Luck Bettendorf Hotel on August 29, 1998. During the years ended December 31, 1997 and 1998, the Bettendorf joint venture's total gross revenues increased from $75.7 million to $89.4 million, an increase of $13.7 million or 18%, despite some disruption of business due to construction and expansion at the facility. This increase in gross revenues was due primarily to an $11.6 million increase in casino revenues driven by a $9.8 million increase in slot machine revenues. Average daily net win per slot machine increased 2% despite an approximately constant win percentage and a 15% increase in the average number of slot machines in operation. In addition to its new hotel and the increase in the average number of slot machines in operation during the year ended December 31, 1998 compared to the year ended December 31, 1997, the Bettendorf joint venture: (1) furnished additional food complimentaries to its patrons to stimulate casino revenues; (2) provided improved parking to patrons with the completion in November 1997 of a 500-space parking garage; (3) provided improved access to patrons with the opening of a bypass over the nearby railroad during the third quarter of 1998; and (4) reduced rent expense by purchasing gaming equipment from the Company effective January 1, 1998 which it had been leasing.

     Gross revenues at Lady Luck Natchez increased from $30.6 million to $34.7 million, an increase of $4.1 million or 13%, during the years ended December 31, 1997 and 1998, respectively. Lady Luck Natchez's gross revenues increased primarily due to a $2.7 million increase in slot machine revenues and a $1.1 million increase in food and beverage revenues. These increases were due to the following: (1) 18 days of business interruption and continuing disruption due to adverse weather and river conditions experienced during the year ended December 31, 1997; (2) changes in marketing strategies including a shift from advertising to more promotions and increased offerings of hotel rooms, food and beverage to patrons on a complimentary basis; (3) modest improvement in the local economy between periods; and (4) the addition of a nearby off-site full-service restaurant that attracted an increased number of new visitors.

     Casino operating expenses as a percentage of casino revenues increased from 41% in the year ended December 31, 1997 to 42% in the year ended December 31, 1998, primarily due to the following: (1) decreases in casino revenues at Lady Luck Biloxi in 1998 prior to its closure on June 7, 1998 which caused fixed costs such as gaming device license fees and some labor charges to be spread over a lower revenue base; (2) an increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues; and (3) an increase in cash incentives for slot machine players in relation to slot revenues. These decreases in operating margins were offset partially by the following: (1) the ceasing of operations in February 1998 of Lady Luck Central City and in June 1998 of Lady Luck Biloxi, which properties historically operated at less favorable margins than the Company's average margin; and (2) the negative effects on the prior year's operating results at the Lady Luck Rhythm & Blues/Country Casino complex resulting from the restricted access experienced from July 16, 1997 through August 3, 1997, as described above.

     Food and beverage costs and expenses, prior to reclassifying the cost of complimentaries, as a percentage f related revenues decreased from 93% for the year ended December 31, 1997 to 87% for the year ended December 31, 1998. This decrease was primarily due to reductions in labor and food and beverage costs relative to food and beverage revenues at Lady Luck Natchez and the Lady Luck Rhythm & Blues/Country Casino complex offset partially by decreased profit margins at Lady Luck Biloxi before closing the facilities. Relative costs also decreased due to the closing in February 1998 of Lady Luck Central City, which historically operated at less favorable margins than the Company's other properties.

     Gross room revenues for the River Park Hotel increased approximately 6% during the year ended December 31, 1998 compared with the prior year. Approximately 40% of the hotel's rooms were undergoing remodeling during a portion of the current year, which caused some inconvenience to guests and were partially responsible for a decrease in average daily room rates from $42 to $36, a decrease of $6 or 14%. The lower number of available rooms, lower room rates and increased offerings of hotel rooms to patrons on a complimentary basis caused the River Park Hotel's occupancy rate to increase from 65% to 84%. Combined gross room revenues at the Riverbluff Hotel and the 173-room hotel at Lady Luck Rhythm & Blues/Country Casino complex were affected by the access restriction from July 16, 1997 through August 3, 1997 as described above; however, during the year ended December 31, 1998 compared with the prior year, combined gross room revenues decreased by approximately 3%. Between comparative periods, the Riverbluff Hotel's occupancy rate decreased from 83% to 70% while average daily room rates increased from $24 to $27. The Lady Luck Rhythm & Blues Hotel's occupancy rate increased from 77% to 89% between comparative periods and average daily room rates decreased from $39 to $33. Increased offerings of hotel rooms at these facilities to patrons on a complimentary basis positively affected occupancy rates. The Lady Luck Rhythm & Blues Hotel's decrease in average daily room rate was primarily due to competitive pressures from properties which have added a significant number of rooms in nearby Tunica County, Mississippi. The Lady Luck Bettendorf Hotel experienced an occupancy rate of 72% from its opening on August 29, 1998 through December 31, 1998 and achieved an average daily room rate of $52.

     Selling, general and administrative expenses as a percentage of total gross revenues decreased from 31% to 29% during the years ended December 31, 1997 and 1998, respectively. The decrease was primarily due to the following: (1) the absence from operations of the relatively underperforming properties of Lady Luck Biloxi and Lady Luck Central City, both of which historically operated at less favorable margins than the Company's average margin; (2) a decrease in casino marketing expenses as a percentage of total gross revenues at the Lady Luck Rhythm & Blues/Country Casino complex over the prior year period, during which time it had suffered the effects of access restrictions as described above and which had required abnormally high marketing expenditures after access was restored to regenerate customer patronage to previous levels; (3) reductions in casino marketing and entertainment costs and an increase in gross revenues at Lady Luck Natchez compared to the prior year period when additional advertising and marketing had been necessary to recapture customers subsequent to the casino reopening as described above; (4) a $600,000 downward adjustment to certain of Lady Luck Biloxi's accruals, including cash incentives to slot players, chip liabilities, and other accruals which had arisen in the normal course of business based on estimates for which actual liabilities were calculated on expiration of required redemption periods; and (5) reserving 1998 rent expense related to Lady Luck Gulfport in previous years. These decreases were partially offset by the following: (1) increased insurance costs associated with employee medical claims; and (2) an increase in development costs related primarily to the Company's pursuit of a license in Vancouver, Canada and negotiating the ancillary development agreement.

     Operating income was $30.6 million for the year ended December 31, 1998, a $45.7 million improvement over the $15.1 million operating loss for the year ended December 31, 1997. The net income applicable to common stockholders was $8.0 million or $1.63 per share for the year ended December 31, 1998 compared with the net loss applicable to common stockholders of $38.5 million or $7.88 per share for the year ended December 31, 1997. In addition to the changes described above, the increases in operating income and income applicable to common stockholders were due to the following: (1) a $2.8 million gain, net of reserves for disposition costs, recognized on the sale of substantially all of the assets associated with the Lady Luck Biloxi casino in June 1998; (2) a $1.9 million loss on the sale of the Bally's joint venture to Hilton Hotels Corporation during the year ended December 31, 1997; (3) a decrease in depreciation expense at Lady Luck Biloxi during 1998, both before and after its sale (the reduction before the sale was the result of a $20.7 million asset impairment write-down recognized in 1997); (4) an absence of depreciation expense at Lady Luck Central City, both before and after its sale (the absence prior to the sale was due to recording 1998's depreciation expense as part of the $7.6 million reserve for loss on sale recorded during 1997); (5) the $7.8 million development project cost write-downs and reserves recognized during 1997 related to current and former development stage projects; (6) a $1.3 million increase in interest income due to increases in cash and marketable securities received as a result of assets sales; and (7) increased management fees from an unconsolidated subsidiary due to improved operations at the Bettendorf joint venture as described above.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     For the years ended December 31, 1997 and 1996, gross revenues decreased to $172.0 million from $175.4 million, a decrease of $3.4 million or 2%. The decrease was primarily due to the Lady Luck Rhythm & Blues/Country Casino complex's revenues and operating results being materially adversely affected, during the third quarter of 1997 by a temporary closure by the Arkansas Department of Transportation of the Helena Bridge, which provides the principle access from the complex's primary customer market. Other causes of the decrease include: (1) two closures of Lady Luck Natchez, for a total of approximately 18 days due to flooding on the Mississippi River and adverse weather conditions, which caused lingering disruptive effects for a period after each reopening; (2) declines in table games revenues at each wholly owned subsidiary due to decreases in the amounts wagered at each of these properties and decreases in the percentage of wagers won by Lady Luck Natchez and Lady Luck Biloxi; (3) the addition of two competitive casinos and a significant number of hotel rooms by competitors of the Lady Luck Rhythm & Blues/Country Casino complex; (4) a deteriorating local economy in Natchez, Mississippi and decreasing customer headcount at Lady Luck Natchez; (5) a growing disparity in relation to its competitors in the amenities which Lady Luck Biloxi is able to offer its customers, such as on-site hotel rooms for table games players; (6) operational changes and an absence of capital improvements at Lady Luck Central City; and
(7) increased competition at Lady Luck Central City from nearby casinos. The adverse effects of these items were partially offset by: (1) an increase in the Company's equity in net income of unconsolidated affiliates; (2) a full year of operation of the Country Casino adjacent to Lady Luck Rhythm & Blues in 1997 which had opened on May 21, 1996; (3) an increase in Lady Luck Biloxi's slot machine revenues due to an increase in the amounts wagered; (4) Lady Luck Natchez's purchase of the River Park Hotel on April 15, 1996; and (5) the acquisition of the 120-room Riverbluff Hotel in Helena, Arkansas on July 3, 1996.

     As noted, access to the Lady Luck Rhythm & Blues/Country Casino complex's two casinos, hotel and the Pavilion was severely restricted from July 16, 1997 through August 3, 1997. On July 16, 1997, a barge with a large boom attachment hit the Helena Bridge which crosses the Mississippi River and connects Arkansas and Mississippi. The bridge provides access to the complex's Arkansas customers on which it is highly dependent. The resulting structural damage to the bridge caused the Arkansas Department of Transportation to close the bridge until August 4, 1997. A 6% increase in gross revenues of the Lady Luck Rhythm & Blues/Country Casino complex experienced in the fourth quarter of 1997, compared to the fourth quarter of 1996, indicates a successful recovery since the bridge's reopening. In addition, the adverse effects experienced during the bridge's closure were partially offset by a full year of operation of the Country Casino in 1997 which had opened in May 1996. The net effect of these changes and the addition of competitive facilities resulted in a $900,000 or 1% decrease in gross revenues at the Lady Luck Rhythm & Blues/Country Casino complex to $94.3 million during the year ended December 31, 1997 from $95.2 million during the year ended December 31, 1996. The largest decrease during these comparative years for the complex primarily resulted from decreases in the amounts wagered on table games, which caused gross table games revenues to decrease $1.7 million for the year ended December 31, 1997 from the prior year. This decrease was offset partially by an increase in food and beverage revenues of $900,000 primarily due to increased food and beverage furnished to customers as complimentaries. The increase in complimentaries was a necessary response to additional competitor facilities added in 1996.

     Slot machine, table games and food and beverage revenues decreased $1.0 million, $1.2 million and $500,000, or 4%, 26% and 16%, respectively, at Lady Luck Natchez during the year ended December 31, 1997 compared to the prior year. In addition to the adverse effects resulting from the flooding on the Mississippi River and other adverse weather conditions, which twice closed Lady Luck Natchez's operations for a total of approximately 18 days during the year ended December 31, 1997 and caused lingering disruptive effects for a period after each reopening, these decreases were due to a deteriorating local economy in Natchez, Mississippi. The decreases in gross casino revenues, while primarily due to decreases in the amounts wagered, were also due to declines in the win percentages from 1996 to 1997. The amounts wagered may have also decreased in part due to fewer rooms and to less food and beverage being furnished to customers on a complimentary basis during the comparative periods. This decrease in complimentary food and beverage was a significant factor in the decline in gross food and beverage revenues.

     Lady Luck Biloxi's gross revenues increased $400,000 during the year ended December 31, 1997 as compared to 1996. This increase occurred primarily between the three-month periods ended March 31, 1997 and March 31, 1996, during which time an 8% increase in the average number of slot machines and a 20% increase in the average daily net win per slot machine increased Lady Luck Biloxi's slot machine revenues by $1.2 million. This increase in slot machine revenues was primarily a result of increased marketing expenditures and increased food and beverage furnished as complimentaries to customers during that time. The increase in slot machine revenues was offset partially by decreases in table game revenues each quarter during the year ended December 31, 1997 as compared to the respective prior year's quarters. These declines in table games revenues were primarily due to decreases in total amounts wagered, which was caused in part by a growing disparity in the amenities which Lady Luck Biloxi was able to offer its customers in relation to its competitors, some of which were able to offer on-site hotel rooms and entertainment. Lady Luck Biloxi experienced a significant decrease in gross revenues since the opening of additional competitive facilities in its market, principally the opening of the Imperial Palace in December 1997. This competitive trend continued until its sale in June 1998.

     Lady Luck Central City's slot machine revenues declined $1.1 million between the years ended December 31, 1997 and 1996. This decrease was due to both a decrease in the total amount wagered on slot machines and a decrease in the related win percentage. During these comparative periods, Lady Luck Central City's total amount wagered on slot machines decreased 17%. Lady Luck Central City's decreases were due in part to operational changes, an absence of capital improvements at the facility and increased competition from nearby casinos. Subsequent to December 31, 1997 and effective February 19, 1998, Lady Luck Central City sold its real property and substantially all operating assets to the holder of its mortgage note in exchange for forgiveness of the note which, as of December 31, 1997, had a $2,750,000 balance. The sale resulted in a loss of $7,287,000, which was recognized during 1997, including reserves for the remaining real property leases.

     The Company's equity in net income of the Bettendorf joint venture increased $300,000, or 11%, during the year ended December 31, 1997 as compared to the prior year. This increase primarily was due to a 13% increase in slot machine revenues. The Bettendorf joint venture's increase in slot machine revenues was due to an increase in both the average daily net win per slot machine and the average number of slot machines in operation, as is further detailed in the tables that follow.

     The Company's equity in net income of the Bally's joint venture increased $600,000 during the nine-month period ended September 30, 1997 (the effective date of the Company's sale of its 35% partnership interest to Hilton Hotels Corporation) compared to the year ended December 31, 1996. As the Company's interest was sold during 1997, a comparison of results between years is not meaningful. Furthermore, the Company's equity in net income for the year ended December 31, 1996 reflected a $1.2 million deduction for the Company's share of pre-opening expenses, while no such expenses were recognized during the nine-month period ended September 30, 1997.

     Casino operating expenses Company-wide as a percentage of casino revenues increased from 39% in the year ended December 31, 1996 to 41% in the year ended December 31, 1997, primarily due to the following: (1) severe access restrictions at the Lady Luck Rhythm & Blues/Country Casino complex, the temporary closings of Lady Luck Natchez and the decreases in casino revenues from most of the Company's other gaming operations which caused fixed costs and certain variable costs, that could not immediately be eliminated, to be spread over a lower revenue base; (2) a 1% increase in the cost of complimentary rooms, food and beverage furnished to casino customers in relation to casino revenues;
(3) an increase in table games payroll expense at each property in relation to table games revenue; and (4) increases in slot machine rentals, slot department special events and cash incentives for slot machine players in relation to slot revenues.

     Food and beverage costs and expenses, prior to reclassifying the cost of complimentaries, as a percentage of related revenues increased from 90% for the year ended December 31, 1996 to 93% for the year ended December 31, 1997, due to an increase in labor costs at Lady Luck Natchez and increases in the cost of sales in relation to revenues at each property. These increases were offset partially by a decrease in labor costs in relation to revenues at the Rhythm & Blues/Country Casino complex.

     Gross room revenues for the River Park Hotel and the Riverbluff Hotel increased 10% and 167%, respectively, and decreased 16% for the 173-room hotel at the Lady Luck Rhythm & Blues/Country Casino complex during the year ended December 31, 1997 compared with the prior year. However, these comparisons are not for equivalent periods because Lady Luck Natchez purchased the River Park Hotel on April 15, 1996, the Lady Luck Rhythm & Blues/Country Casino complex acquired the 120-room Riverbluff Hotel in Helena, Arkansas on July 3, 1996, and access to the 173-room hotel at the Lady Luck Rhythm & Blues/Country Casino complex was temporarily restricted during the current year period as described above.

     Selling, general and administrative expenses as a percentage of total gross revenues remained a constant 31% during the years ended December 31, 1996 and 1997. A significant reduction in rent paid by the Rhythm & Blues/Country Casino complex was offset by increases in its casino marketing expenditures there and at Lady Luck Natchez and Lady Luck Biloxi primarily related to direct mail, other advertising or promotions and group sales, and increases in facility expenses at the Lady Luck Rhythm & Blues/Country Casino complex for utilities, security, insurance and property taxes, primarily due to the addition of the Country Casino. Rent paid by the Lady Luck Rhythm & Blues/Country Casino complex decreased because percentage rents under the lease during 1997 were reduced due to the temporary access restriction described above. In addition, rent was greater during the five-month period ended May 31, 1996 as compared to the corresponding period in 1997 due to an additional fixed monthly rental expense of $150,000 which was required to be paid prior to the opening of the Country Casino on May 26, 1996. Subsequent to May 31, 1996, the fixed rent was replaced with a percentage rent that has been less than the fixed rent.

     Operating (loss) income was ($15.1) million and $26.6 million for the years ended December 31, 1997 and 1996, respectively. In addition to the changes described above, this $41.7 million decrease in operating income was due to the following occurrences, which are further described below: (1) $7.6 million reserve in 1997 for the loss on the sale of assets; (2) project development cost write-downs and reserves in 1997 of $7.8 million; (3) a $20.7 million asset impairment write-down in 1997; (4) a $1.9 million loss on the sale of investment in an unconsolidated affiliate in 1997; (5) a $1.6 million increase in depreciation expense during 1997 primarily related to the acquisition of the River Park Hotel and the Riverbluff Hotel and the opening of the Country Casino and the Pavilion, each during 1996; and (6) decreased hotel operating margins. The effects of these items were partially offset by the following: (1) a $400,000 reduction in litigation claims; (2) a $500,000 decrease in related-party license fee expenses from lower operating results during 1997; (3) a $500,000 increase in management fee revenues related to the Bettendorf joint venture; and (4) the absence of $200,000 of pre-opening expense which was recognized during 1996 in conjunction with the opening of the Country Casino and the Pavilion.

     Effective February 19, 1998, Lady Luck Central City sold substantially all of its real property and operating assets to the holder of its mortgage note in exchange for forgiveness of the $2.8 million note and the assumption of some of its liabilities. In connection with this sale, during 1997 the Company recorded a reserve of $7.3 million to write-down the assets held for sale to fair market value less closing costs, to reserve for operating losses in 1998 prior to the effective sale date and to reserve for estimated future lease payments and write-downs on its parking lot leases which were not assumed by the purchaser of the assets sold.

     In addition, the Company sold to the Bettendorf joint venture all of the gaming equipment that the venture had been leasing from the Company since April 1995 under a gaming equipment lease. The gaming equipment was sold for its negotiated value of $712,000 as of December 31, 1997. The $358,000 reserve for loss on the sale of assets represents the net book value in excess of negotiated value as of December 31, 1997. The sale was effective January 1, 1998.

     During 1997, the Company wrote-down various project development costs totaling approximately $7.8 million due to changes in regulatory, political and competitive environments and other factors.

     The first write-down was related to the Kimmswick project. The State of Missouri investigates applicants at its discretion and there is no guarantee that the Company's application will be actively reviewed in future periods. In November 1997, the Missouri Supreme Court ruled that several existing Missouri gaming projects were illegal due to their locations not being on the Mississippi or Missouri rivers. In addition, some current operators in Missouri have been experiencing poor operating results. These uncertainties have resulted in the Company recording a $2.3 million project development write-down in 1997 of the remaining balance of its pre-opening and other development costs and a $3.0 million write-down of construction in progress for a portion of the partially completed cruising vessel which, if not used for the Kimmswick project, could be sold or possibly used in a future development project. Nevertheless, management estimates that the fair value of this partially completed cruising vessel was approximately 50% of its net book value. These valuations are based on assumptions regarding expected future economic, market and gaming regulatory conditions. Changes in these assumptions could result in further changes in the estimated net realizable value of the partially completed cruising vessel.

     The second write-down was related to the Vicksburg project. The consummation of the transactions contemplated by the joint venture agreement with Horseshoe Gaming, LLC was subject to the fulfillment of several conditions. Either party, on or after April 1, 1998, could terminate the joint venture agreement if particular conditions were not met. In October 1998, the Company terminated the joint venture agreement as the conditions were not satisfied. A determination that particular assets may not be usable in the Vicksburg project as currently contemplated resulted in a $2.3 million write-off of construction in progress during 1997. Management's estimate of net realizable value is based on assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

     Additionally, the Company had previously planned to construct and operate a casino in Gulfport, Mississippi. However, in 1997 the Company suspended further development of the Gulfport project and is not currently engaged in negotiating either an agreement to sell or develop these leaseholds. The Company intends to cancel these leases at the earliest date allowable under the lease agreements. During 1997, the Company provided a project development reserve of approximately $162,000 to fully reserve remaining future minimum lease payments net of estimated sublease rentals for the remaining leases. Reserves of approximately $350,000 and $600,000 had previously been provided during 1996 and 1995, respectively.

     Lastly, during 1997, the Company provided reserves of approximately $50,000 related to its investment in Lady Luck New Mexico for a total reserve, including 1996 and 1995 reserves, of approximately $250,000. The Company received $200,000 cash during 1997 for its remaining investment balance.

     The Company evaluated the recoverability of Lady Luck Biloxi's long-lived assets in 1996 and 1997 due to recurring operating losses based on the criteria established under Financial Accounting Standards Board Statement No. 121 ("SFAS 121"). During the fourth quarter of 1997, pursuant to SFAS 121, the Company recorded an impairment write-down to Lady Luck Biloxi's long-lived assets of $20.7 million. The Company considered the historical operating results and the significant downturn in the operating results of Lady Luck Biloxi since the opening of additional competitive facilities in its market, principally the opening of the Imperial Palace in December 1997. In performing its review for recoverability, the Company compared the projected undiscounted future cash flows to the carrying value of Lady Luck Biloxi's long-lived assets of $31.5 million as of December 31, 1997. As the net carrying value of long-lived assets exceeded the estimated undiscounted future cash flows, the Company was required to recognize an impairment loss and write-down long-lived assets to their fair market value of $10.8 million. Fair value became the new cost basis for the impaired assets and previously accumulated depreciation was eliminated. As active market quotations were not available, the Company measured fair value by discounting estimated future cash flows. Considerable management judgment was necessary to estimate discounted future cash flows. Substantially all of the assets of Lady Luck Biloxi were subsequently sold June 11, 1998 (see Note 5 to the Consolidated Financial Statements).

     Pursuant to an agreement effective September 30, 1997, the Company sold its 35% minority interest in Bally's Saloon, Gambling Hall and Hotel in Tunica, Mississippi to Hilton Hotels Corporation, the majority owner and manager of the property. The sale resulted in a loss of $1,912,000, which represented the difference between the sales price and the net investment in the Bally's joint venture and related assets.

     The net (loss) applicable to common stockholders was ($38.5) million or ($7.88) per share for the year ended December 31, 1997 compared with net income applicable to common stockholders of $4.4 million or $0.90 per share for the year ended December 31, 1996. This $42.9 million or $8.78 per share decrease in net income applicable to common stockholders was primarily due to the following:
(1) the $41.7 million decrease in operating income as described above; (2) a $500,000 decrease in other income; (3) a $200,000 increase in preferred stock dividends caused by the compounding return on dividends not paid in cash; (4) a $200,000 increase in net interest expense due primarily to a decrease in interest capitalized in the current year; and (5) a $200,000 decrease in interest income resulting from greater cash invested in 1996 prior to the opening of the Country Casino.


Certain Risks and Uncertainties

     The Company, through its subsidiaries and affiliates, owns and operates gaming casinos in Mississippi and Iowa and may develop projects in Missouri and Mississippi. The entities owning these casinos and any of the Company's entities owning casinos in the future are or will be required to obtain and maintain gaming licenses from the applicable state regulatory authorities and comply with the related regulations. Although the Company believes it is in material compliance with all applicable gaming regulations, non-compliance by the Company could have a material adverse effect on the Company's operations. Generally, regulatory authorities have broad discretion in granting, renewing and revoking gaming licenses. Lady Luck Gaming itself must be found suitable to own the entities that directly or indirectly own the Company's casinos. In addition, the Company's directors and many of its employees are required to obtain gaming licenses. Where it has not already done so, the Company intends to apply for its licenses and to have its employees, to the extent required, apply for their licenses. All directors and executive officers of the Company have received all necessary approvals with respect to the operating casinos and have received, applied for or will apply for all necessary approvals with respect to the development stage projects. While the Company has received gaming licenses in the states of Mississippi, Colorado and Iowa, it has not received licenses in any other jurisdiction. There is no guarantee that each casino, officer, director, or the appropriate gaming employees will receive (where not yet received) or maintain the necessary gaming licenses, or that the Company or its casinos will be able to operate successfully or profitably under the terms of any licenses. The failure of the Company or any of its key personnel to obtain or retain a license in a particular jurisdiction could have a material adverse effect on the Company's ability to obtain or retain licenses in other jurisdictions.

     There is a substantial risk that the supply of gaming facilities in Mississippi will exceed the demand for gaming, which could have a material adverse effect on the Company's operating results. DeSoto County, the northwestern-most Mississippi County and nearest to Memphis, could, under existing state law, vote to authorize gaming activities, which would in turn increase competition in this market. The voters of DeSoto County have voted against legalized gaming on three occasions, most recently in November 1996. However, local referenda may be held during any presidential election year, and there is no guarantee that gaming will not be approved in DeSoto County in future elections. Additionally, in Arkansas, a gaming referendum, which, if passed, would have legalized particular forms of gaming at particular locations, was defeated in November 1996. If gaming were legalized in particular areas of Arkansas or, to a lesser extent, in DeSoto County, it could have a material adverse effect on the Company's Coahoma County facilities, which generate a significant portion of the Company's consolidated revenues and operating income. Furthermore, the Mississippi Band of Choctaws negotiated a compact with the State of Mississippi and has opened a land-based casino located approximately 100 miles to the east of Jackson, Mississippi, which has affected Lady Luck Natchez and, if further developed, could affect the Vicksburg project. The Company also competes with gaming facilities nationwide and in Canada. It is also possible that substantial local and nationwide competition could cause the supply of gaming facilities to exceed the demand for gaming. Additionally, some of the Company's competitors have more gaming industry experience, larger operations, or significantly greater financial and other resources than has the Company. Given these factors, it is possible that substantial competition could have a material adverse effect on the Company's future results of operations.

     The Lady Luck Rhythm & Blues/Country Casino complex's revenues and operating results in 1997 were materially adversely affected by a temporary closure by the Arkansas Department of Transportation of the Helena Bridge. These casinos are highly dependent on patronage by residents of Arkansas. A change in general economic conditions, a future closure of the Helena Bridge, or the extent and nature of regulations enabling casino gaming in Arkansas could adversely effect these casinos' future operating results.

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

     The Company has divided the systems located at each of its properties and corporate offices into two categories: (1) systems that would have a significant effect on operations or financial statements (the "mission critical systems"), such as slot systems and lodging and gaming systems, and (2) low priority systems (for example, individual personal computers or workstations). Each category included both IT Systems (for example, network software and hardware systems) and Non-IT Systems (for example, devices that are potentially date sensitive due to their dependency on a built in computer chip or proprietary software developed by a third party). The Company has relied exclusively on representations of the suppliers of its systems to determine whether a system is Year 2000 compliant. As of February 28, 1999, the Company has determined that the total costs related to the repair and replacement of the mission critical systems that it has evaluated that are not yet Year 2000 compliant would not have a material adverse effect on the Company. In making this determination, the Company has relied on written representations from the Company's computer system suppliers that those suppliers will provide the Company with applicable software upgrades in a timely manner. As of December 31, 1998, the Company has not expended significant funds on Year 2000 compliance and expects expenditures not in excess of $500,000 will be necessary to complete remediation. The Company expects to fund these costs through operating cash flows. If those suppliers fail to provide upgrades in a timely manner or the upgrades are not functional, this failure or non-functionality may have a material adverse effect on the Company, including the loss of the authority to operate electronic gaming devices in one or more jurisdictions if the electronic monitoring systems were to become non-functional and waivers were not granted by the licensing authorities. TheCompany has so far evaluated approximately 63% of the Company's mission critical systems and if any remaining systems that have not been evaluated are not Year 2000 compliant and cannot be Year 2000 compliant in a cost efficient or timely manner, these costs or non-compliance may have a material adverse effect on the Company. The Company has not adopted a written contingency plan in the event of a worst-case scenario; however, based on the timing of completing evaluations of critical systems and the successful implementation of repairs and replacements, management will continue to evaluate the need for a formal contingency plan.

         In addition, the Company estimates that the costs related to the repair and replacement of the low priority systems that are not yet Year 2000 complaint and any costs related to not using those systems until they are Year 2000 compliant will not have a material adverse effect on the Company.


Operating Casinos

         Dollar amounts shown in the following tables for gross revenues, net revenues, management/license fee and operating income are in millions. Operating margin is calculated as operating income divided by net revenues.


    Lady Luck Rhythm & Blues/Country Casino Complex (a)

                                                               %Increase   %Increase
                                                               (Decrease)  (Decrease)
                                   Year Ended December 31,       1998 vs.    1997 vs.
                             ----------  ---------- ---------- ----------- ----------
                                        (in millions)
Gross revenue.............    $   101.1   $    94.3  $    95.2       7          (1)
Net revenues..............         92.3        86.8       88.9       6          (2)
Management/license fee....          3.5         3.0        3.1      17          (3)
Operating income..........         20.6        19.5       22.9       6         (15)
Operating margin..........          22%         22%        26%       - pts      (4) pts

Average daily net win per
  table game..............    $    629    $    602   $    820        4         (27)
Average number of tables
  in operation............          49          50         43       (2)         16
Average daily net win per
  slot machine............    $    147    $    143   $    169        3         (15)
Average number of slot
  machines in operation...       1,420       1,343      1,141        6          18

(a) County Casino and the Pavilion opened May 21, 1996; therefore, comparisons may not be meaningful.

   Lady Luck Natchez

                                                               %Increase   %Increase
                                                               (Decrease)  (Decrease)
                                   Year Ended December 31,       1998 vs.    1997 vs.
                                1998        1997       1996        1997        1996
                              ----------  ---------- ---------- ----------- ----------
                                         (in millions)
Gross revenue.............    $    34.7   $    30.6  $    33.3      13          (8)
Net revenues..............         31.7        28.4       30.4      12          (7)
Management/license fee....          1.2         1.0        1.1      20          (9)
Operating income..........          4.0         2.6        4.4      54         (41)
Operating margin..........          13%          9%        14%       4 pts      (5) pts

Average daily net win per
  table game..............    $    651    $    612   $    765        6         (20)
Average number of tables
  in operation............          16          16         17        -          (6)
Average daily net win per
  slot machine............    $    110    $    103   $    109        7          (6)
Average number of slot
  machines in operation...         618         616        584        -           5


   Lady Luck Bettendorf (a)

                                                              %Increase   %Increase
                                                               (Decrease)  (Decrease)
                                   Year Ended December 31,       1998 vs.    1997 vs.
                                1998        1997       1996        1997       1996
                              ----------  ---------- ---------- ----------- ----------
                                         (in millions)
Gross revenue.............    $    89.4   $    75.7  $    68.5      18          11
Net revenues..............         84.5        71.6       65.2      18          10
Management/license fee....          2.3         1.6        1.1      44          45
Operating income..........         11.4         6.8        6.4      68           6
Operating margin..........          13%          9%        10%       4 pts      (1) pt

Average daily net win per
  table game..............    $    792    $    701   $    717       13          (2)
Average number of tables
  in operation............          39          38         36        3           6
Average daily net win per
  slot machine............    $    183    $    180   $    173        2           4
Average number of slot
  machines in operation...       1,036         903        824       15          10

(a) Lady Luck Bettendorf is 50% owned by Lady Luck Quad Cities, Inc. ("LLQC"). The Company includes 50% of its net income as equity in net income of affiliates using the equity method of accounting.

Liquidity and Capital Resources

     During the year ended December 31, 1998, the Company generated $9.1 million in cash from operations. The primary sources during the year ended December 31, 1998 of cash and non-cash resources were: (1) cash flow from operations; (2) cash on hand at the beginning of the year; (3) $15.1 million of the proceeds from the sale in 1998 of substantially all of the assets of Lady Luck Biloxi, excluding gaming equipment and noncontiguous real property; (4) $15.4 million of restricted cash at December 31, 1997 from the sale of the Company's interest in the Bally's joint venture, which became available for investment in related business and general corporate purposes during 1998; and (5) the purchase of slot machines and other assets on contracts with their manufacturers to be repaid over time. The primary uses of cash and non-cash resources during the year ended December 31, 1998, other than operating expenditures, include:

A.    $10.4 million for property and equipment as follows:

      Related to Magnolia Lady, Inc.:
            -     Commencement    of    construction   of   a   314-room   hotel
            -     Commencement  of  remodeling  of the  Rhythm  & Blues  Hotel
            - Modifying parking lot traffic patterns and adding 360 paved parking spaces for automobiles and 15 for tractor-trailers
            - Installation of a property wide telephone system for more efficient communications and lower operating costs

      Related to Lady Luck Mississippi, Inc.:
            -    Remodeling a portion of the River Park Hotel
            -    Remodeling of the casino and buffet
            - Addition of a gourmet restaurant in close proximity to the casino
            - A deposit with its lessor for the construction of 260 additional parking spaces

B.    $19.2 million for the purchase of marketable securities.

C.    $2.1 million for the payment of debt and slot contracts.

D. $1.4 million for the acquisition of slot machines and other assets by certain subsidiaries for the incurrence of indebtedness.

E. $2.8 million and $700,000 for forgiveness of debt of Lady Luck Central City and Lady Luck Biloxi, respectively, related to the asset sales described elsewhere herein.

F.    $2.2 million for accrual of preferred stock dividends.


     Lady Luck Central City did not generate positive operating cash flow during the year ended December 31, 1998 due primarily to lease and debt service requirements. Lady Luck Central City is expected to require additional cash infusions of $200,000, the expense portion of which was fully accrued as of December 31, 1998, in 1999 for payments on the remaining parking lot leases including the purchase of these lots as required by the contracts. The sellers will finance a portion of the purchases. During 1998, Lady Luck Gaming acquired one of the leased properties with the other two to be acquired in 1999. Lady Luck Central City will require additional cash infusions related to these leases in periods beyond 1999 for debt service.

     The Bettendorf joint venture recently constructed an expansion project as part of its master-plan at a cost of approximately $37.0 million. The project includes a 256-room hotel with a fully enclosed walkway to the riverboat casino, a 500-car parking garage and a bypass over the nearby railroad to improve access. The hotel opened August 29, 1998 with the other amenities opening prior to that date. In addition, the project includes a marina, construction of which has been delayed due to pending environmental evaluations and flood plain analyses beyond the Company's control. During April 1998, the Iowa Gaming Commission approved the addition of up to 230 new slot machines and six table games at Lady Luck Bettendorf, many of which were installed prior to the opening of the hotel.

The expansion project financing is non-recourse to the Company and includes a $17.5 million bank first mortgage note, allowing for up to a $5.0 million second mortgage from an affiliated company of the Company's joint venture partner ($1.25 million was actually used), and including $7.5 million in tax increment financing from the City of Bettendorf to be repaid from property taxes in exchange for deeding the overpass to the City of Bettendorf. During 1998, the Company repaid the balance of the second mortgage to the affiliated company of the Company's joint venture partner. As of December 31, 1998, the Bettendorf joint venture had outstanding the full amount of the bank first mortgage note and the tax increment financing. The balance of the expansion project's costs was paid from the Bettendorf joint venture's cash on hand and from operations.

     Under a partnership interest redemption agreement, the Company received approximately $15.3 million in cash on November 3, 1997 for its investment in the Bally's joint venture. The Company invested $5.7 million of the proceeds from the sale of its interest in the Bally's joint venture in a related business. Also, in accordance with the Indenture governing the 2001 Notes, the Company offered to repurchase up to $9.6 million principal amount of the 2001 Notes at a price of 101% of par plus accrued and unpaid interest on April 16, 1998. None of the 2001 Notes were tendered and the offer expired on May 14, 1998. The remaining proceeds from the sale and the interest earned on them became unrestricted and available to the Company for general corporate purposes at that time.

     During August 1998, the Company entered into an agreement to construct a new 314-room hotel adjacent to the Country Casino. Commencing in August 1998, the project is expected to be completed during the second quarter of 1999 at a cost estimated not to exceed $17.0 million. The Company intends to fund the construction primarily with the proceeds from the sale of substantially all of Lady Luck Biloxi's operating assets. Subsequent to December 31, 1998, the Company entered into an agreement for the purchase of generators that will replace the Lady Luck Rhythm & Blues/Country Casino complex's existing power generation system. The project is scheduled for completion during the second quarter of 1999 at a cost not to exceed $4.1 million. The Company intends to fund the purchase and installation with a combination of bank financing and cash on hand; however, if bank financing is unavailable on terms acceptable to the Company, cash on hand and from operations will be used.

     Lady Luck Mississippi, Inc. paid the lessor of the Natchez site $500,000 in liquidated damages, as the Company did not make specified improvements to the site required by the related lease. In addition, Lady Luck Natchez was required under its lease to move its casino barge several hundred feet to another docking facility on land subject to the lease by February 1998. On August 21, 1998, management and the lessor amended the lease to allow the barge to remain in its current location. Under this amendment, the lessor agreed to allow the barge to remain at its current location in consideration of the Company's agreement to pay liquidated damages of $1.2 million if it terminates the lease at any time during the 10-year period following the execution of the lease amendment and to pay $250,000 to construct additional parking spaces on the leased property.

     Various amounts of cash and non-cash resources may be used during 1999 for other capital improvements, expansions or acquisitions that cannot currently be estimated and may be contingent on market conditions and other factors. If significant cash or other resources become available, the Company may make additional capital expenditures. In any case, the amount of capital expenditures will be based on cash available and market conditions at the time any commitment is made.

     The Company may also repurchase all or a portion of the 2001 Notes in early satisfaction of any required repurchase expected under the Indenture governing the 2001 Notes or otherwise, the amount of which and the timing of repurchase cannot currently be estimated and are dependent on adequate cash availability and market conditions. The Company anticipates that it will not repurchase any portion of the 2001 Notes in 1999 other than in connection with a refinancing.

     The Company has begun to explore various options to refinance the 2001 Notes. However, there is no guarantee that the Company will continue these pursuits and, if pursued, that terms acceptable to the Company can be negotiated.

     The Company has an agreement for the construction of a $16.0 million cruising gaming vessel and, as of December 31, 1998, approximately $6.0 million had been paid under this agreement and approximately $1.9 million is included in construction payables. It is anticipated that this vessel will be used for the Kimmswick project. However, construction has been discontinued and is not anticipated to resume until such time as the State of Missouri, with regard to its gaming license application, selects the Kimmswick project for investigation. During 1998, the contractor filed for bankruptcy. The filing listed $1.5 million as an accrued construction receivable from the Company and did not list the partially completed vessel as an asset. The Company is exploring options to either relocate the vessel from the shipyard or sell it to a third party.

     No further significant expenditures for projects under development are anticipated to be made by the Company from existing cash or cash flow from operations. If the Company determines it needs additional funds, there is no guarantee that funds, whether from equity or debt financing or other sources, will be available, or if available, will be on terms satisfactory to the Company.

     The Company has been named as a defendant in a purported shareholder class action lawsuit filed alleging violations by the Company of the Securities Act of 1933 and the Exchange Act, for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, among other things, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of Lady Luck Gaming, Alain Uboldi, Director and Chief
Operating Officer of Lady Luck Gaming, Michael Hlavsa, the former Chief Financial Officer of Lady Luck Gaming, Bear, Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint. On October 8, 1997, the Company was served with an order of the court dismissing all of the plaintiffs' claims under Section 10(b) of the Exchange Act and 11 of the plaintiffs' 16 claims under Sections 11, 12 and 15 of the Securities Act with prejudice for failing to adequately state a claim. The court also ordered the plaintiffs to file, and the plaintiffs have filed, an amended complaint regarding the five claims under Sections 11, 12 and 15 of the Securities Act which were not dismissed with prejudice. While the outcome of this matter cannot presently be determined, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

     The Company and particular joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7.1 million as of March 5, 1999 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest. The cases are still in their preliminary stages and their outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

     A Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. On July 29, 1996, the Athens Court of First Instance in this matter served the Company's Greek counsel with its decision and entered judgment against the Company in the amount of approximately 87.1 million drachma plus accrued interest (which was approximately $294,000, plus accrued interest, as of March 5, 1999 based on published exchange rates). The Company appealed the Court's decision. Subsequent to December 31, 1998, the Company settled this action for $335,000 which had been reserved fully in 1997.

     On November 5, 1996, the United States Bankruptcy Court for the Northern District of Mississippi dismissed a lawsuit that had been brought by Superior Boat Works against Lady Luck Mississippi, Inc. on or about September 23, 1993. Superior had previously done construction work for Lady Luck Natchez on its barge, as well as some minor preparatory work on one other barge of the Company. This proceeding alleged damages of approximately $47,000,000, of which approximately $3,400,000 was alleged for additional construction work on Lady Luck Natchez and the remaining amount was alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. Superior has appealed the decision to dismiss the action. The Company, based in part on the advice of its counsel, believes that it has meritorious defenses and does not believe that the appeal of the decision will have a material adverse effect on the Company's financial condition or results of operations.

     During  November  1996,  Lady  Luck  Central  City,  Inc.  entered  into  a
Memorandum of Understanding with Bullwhackers-Central City. The Memorandum provided for a combination of the respective companies' gaming establishments that currently operate on adjacent real property in Central City. As a result of the Memorandum, the parties negotiated and purportedly executed a definitive Operating Agreement and Lease Agreement in September 1997. During the fourth quarter of 1997, Bullwhackers refused to honor that definitive agreements, and accordingly, the Company commenced suit against Bullwhackers. Subsequent to December 31, 1998, the Company and Bullwhackers reached an agreement in principle whereby the Company expects to receive $300,000 as a settlement from Bullwhackers. The settlement will not be recognized until the payment is received.

     The Company is highly leveraged. As of December 31, 1998, the Company's total long-term indebtedness was approximately $176.6 million and its stockholders' deficit was approximately $24.2 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture governing the 2001 Notes, if a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, that cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited, and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

     Effective June 4, 1998, the Company's shareholders approved a one-for-six reverse stock split with regard to its Common Stock (the "Reverse Split"). The effects of the Reverse Split were to reduce the number of issued and outstanding shares of Common Stock from 29,285,698 to 4,881,003 and to increase the par value of these shares from $0.001 to $0.006 per share. Instead of fractional shares resulting from the Reverse Split, stockholders received a cash payment from the sale of the aggregate fractional shares on the open market. The Reverse Split did not change the number of authorized shares of the Company's Common Stock and had no effect on the Company's Preferred Stock. All references in the financial statements to number of shares, per share amounts and market prices of the Company's Common Stock have been retroactively restated to reflect the decreased number of shares of Common Stock outstanding.

     On October 19, 1998, the Company was informed by the Nasdaq National Market that, based on its staff's review, the Company's Common Stock failed to maintain market value of public float, composed of total shares outstanding reduced by those held by directors and officers as defined, greater than or equal to $15.0 million, in accordance with Marketplace Rule 4450(b)3 under Maintenance Standard
2. The Nasdaq National Market indicated that it will provide the Company a period of time to demonstrate compliance. If the Company is unable to demonstrate compliance during the period, the Company's Common Stock may be delisted. If the Company is unable to achieve compliance, it may seek further procedural remedies, but the Company cannot guarantee that it will be successful in the employment of any of these remedies. However, the Company believes that it would be eligible for listing on the Nasdaq Small-Cap Market tier, but no guarantee can be provided that the Company would be in fact eligible for Small-Cap listing.

     Andrew H. Tompkins, Chairman and Chief Executive Officer of the Company, beneficially owns approximately 46% of the Company's outstanding Common Stock. As a result of his ownership and control, Mr. Tompkins has the ability to significantly influence the Company's affairs, including electing all of its directors and (except as otherwise provided by law) approving or disapproving other matters submitted to a vote of the Company's stockholders, including a merger, consolidation or sale of assets.

     Mr. Tompkins also owns a casino-hotel in Las Vegas, Nevada and the Lady Luck trademark and a customer list, which the Company licenses from him. The Las Vegas casino-hotel has incurred substantial indebtedness and is in default on that debt. Mr. Tompkins is personally liable for the debt and has pledged his assets, including the the Lady Luck trademark and customer list, as collateral for the benefit of the holders of that indebtedness. As a result of the current default, these lenders are entitled to the benefit of this collateral and could foreclose on the pledge and seize the Lady Luck trademark and customer list and sell them to a third party. In addition, Mr. Tompkins may be required or decide to sell his stock, the trademark and the customer list to satisfy the debt.

     Pursuant to the Indenture, a sale of Mr. Tompkins' Common Stock resulting in another person beneficially owning more than 35% of the Company's outstanding common stock would trigger a Change in Control event, which would in turn permit any holder of the Company's outstanding 2001 Notes to require the Company to repurchase all or any part of such holder's 2001 Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. As of March 24, 1999, the closing market price of the 2001 Notes, as reported by Bloomberg Financial Services was 102.19%.


Impact of Inflation

     Absent changes in competitive and economic conditions or in specific prices affecting the industry, management does not expect that inflation will have a significant impact on the Company's operations. Changes in specific prices (for example, fuel and transportation prices) relative to the general rate of inflation may have a material effect on the hotel-casino industry. There has been no material impact from inflation during the periods covered by the accompanying financial statements.

Seasonality and Weather

     A flood or other severe weather condition could cause the Company to lose the use of one or more dockside facilities for an extended period. Flooding on the Mississippi River and other adverse weather conditions caused Lady Luck Natchez to close its operations twice for a total of approximately 18 days in 1997. The inability to use a dockside facility during any period could have a material adverse effect on the Company's financial results. Seasonal revenue fluctuations may occur at the Company's existing casinos in Mississippi and Iowa with winter months typically yielding lower revenue due to adverse weather conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants....................................37

Consolidated Balance Sheets as of December 31, 1998 and 1997................38

Consolidated  Statements  of  Operations  for the years  ended
      December 31, 1998, 1997 and 1996......................................40

Consolidated  Statements  of Mandatory  Cumulative  Redeemable
      Preferred Stock and Stockholders'  Deficit for the years
      ended December 31, 1998, 1997 and 1996................................42

Consolidated  Statements  of Cash  Flows for the  years  ended
      December 31, 1998, 1997 and 1996......................................43

Notes to Consolidated Financial Statements..................................45

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of Lady Luck Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Lady Luck Gaming Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, mandatory cumulative redeemable preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lady Luck Gaming Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 22, 1999(except with respect to the matter discussed in Note 5, as to which the date is March 14, 1999)

                          LADY LUCK GAMING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1998 and 1997
               (in thousands, except share and per share amounts)

                                       ASSETS

                                                           1998          1997
                                                       -----------  ------------
Current assets:
  Cash and cash equivalents..........................   $  28,834     $  19,552
  Restricted cash....................................           -        15,388
  Marketable securities..............................      19,219             -
  Accounts receivable................................         862           786
  Inventories........................................         946           957
  Assets held for sale...............................           -         2,791
  Prepaid expenses...................................       1,333         2,456
                                                        ---------     ---------
    Total current assets.............................      51,194        41,930
                                                        ---------     ---------

Property and equipment:
  Land and land improvements.........................      16,235        17,974
  Building and improvements..........................      89,912        95,472
  Furniture, fixtures and equipment..................      34,680        36,279
                                                        ---------     ---------
                                                          140,827       149,725
  Less accumulated depreciation......................     (31,352)      (26,525)
                                                        ---------     ---------
                                                          109,475       123,200
  Construction in progress...........................      11,429         5,175
                                                        ---------     ---------
    Total property and equipment, net................     120,904       128,375
                                                        ---------     ---------

Other assets:
  Deferred financing fees and costs, net of
    accumulated amortization of $4,212 and $3,347 as
    of December 31, 1998 and 1997, respectively......       1,875         2,740
  Investment in unconsolidated affiliates, net......       14,412         9,313
  Other.............................................        3,300         2,948
                                                        ---------     ---------
                                                           19,587        15,001

TOTAL ASSETS........................................    $ 191,685     $ 185,306
                                                        =========     =========




The accompanying notes are an integral part of these consolidated statements

                          LADY LUCK GAMING CORPORATION
                     CONSOLIDATED BALANCE SHEETS (continued)
                        As of December 31, 1998 and 1997
               (in thousands, except share and per share amounts)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                          1998          1997
                                                       -----------  ------------
Current liabilities:
  Current portion of long-term debt...............     $     595     $   4,481
  Accrued interest................................         1,834         1,846
  Accounts payable................................         1,915         4,776
  Construction payables...........................         3,951         1,957
  Accrued property taxes..........................         1,300         1,375
  Other accrued liabilities.......................         9,106         7,823
                                                       ---------     ---------
    Total current liabilities.....................        18,701        22,258
                                                       ---------     ---------

Long-term debt:
  Mortgage notes payable..........................       173,500       173,500
  Other long-term debt............................         3,084         3,314
                                                       ---------     ---------
    Total long-term debt..........................       176,584       176,814
                                                       ---------     ---------
      Total liabilities...........................       195,285       199,072
                                                       ---------     ---------

Commitments and contingencies (Notes 14, 15, 16
   and 17)

Series A mandatory cumulative redeemable preferred
  stock, $47.53 and $42.44, respectively per share
  liquidation value, 1,800,000 shares authorized,
  433,638 shares issued and outstanding...........       20,611        18,402
                                                       ---------     ---------
Stockholders' deficit:
  Common stock, $.006 par value, 75,000,000 shares
    authorized, 4,881,003 shares issued and
    outstanding as of December 31, 1998 and 1997..            29            29
  Additional paid-in capital .....................        31,382        31,382
  Accumulated deficit.............................       (55,622)      (63,579)
                                                       ---------     ---------
    Total stockholders' deficit...................       (24,211)      (32,168)
                                                       ---------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.......     $ 191,685     $ 185,306
                                                       =========     =========



The accompanying notes are an integral part of these consolidated statements

                          LADY LUCK GAMING CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS For the Years
                     Ended December 31, 1998, 1997 and 1996
               (in thousands, except share and per share amounts)



                                          1998          1997          1996
                                       ------------  ------------  ------------
Revenues:
  Casino...............................$ 126,314     $ 138,860     $ 143,886
  Food and beverage....................   15,535        17,152        16,928
  Hotel................................    4,229         4,216         3,948
  Equity in net income of                  5,099         4,724         3,815
      unconsolidated affiliates........
  Management fees from unconsolidated      2,292         1,569         1,117
      affiliate........................
  Other................................    3,715         5,522         5,657
                                       ---------     ---------     ---------
    Gross revenues.....................  157,184       172,043       175,351
    Less: Promotional allowances.......  (13,105)      (13,183)      (12,527)
                                       ---------     ---------     ---------
    Net revenues.......................  144,079       158,860       162,824
                                       ---------     ---------     ---------

Costs and expenses:
  Casino...............................   52,497        57,301        56,806
  Food and beverage....................    4,941         6,644         6,928
  Hotel................................    1,640         2,236         1,925
  Other................................      143           258           282
  Selling, general and administrative..   45,252        52,939        53,786
  Related party license fees...........    3,370         2,953         3,434
  Depreciation and amortization........    8,506        12,886        11,289
  Pre-opening expenses.................        -             -           247
  Litigation claims....................        -           700         1,100
  Gain on sale of assets...............   (2,848)            -             -
  Reserve for loss on sales of assets..        -         7,621             -
  Project development cost write-downs
    and reserves.......................        -         7,784           404
  Asset impairment write-down..........        -        20,698             -
  Loss on sale of investment in
    unconsolidated affiliate...........        -         1,912             -
                                       ---------     ---------     ---------
    Total costs and expenses...........  113,501       173,932       136,201
                                       ---------     ---------     ---------

Operating income (loss)................   30,578       (15,072)       26,623
                                       ---------     ---------     ---------

Other income (expense):
  Interest income......................    2,160           878         1,073
  Interest expense, net................  (21,960)      (22,407)      (22,170)
  Other................................     (537)          139           682
                                       ---------     ---------     ---------
                                         (20,337)      (21,390)      (20,415)
                                       ---------     ---------     ---------
Income (loss) before income tax
  (provision) .........................$  10,241       (36,462)        6,208


The accompanying notes are an integral part of these consolidated statements

                          LADY LUCK GAMING CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS (continued) For
                the Years Ended December 31, 1998, 1997 and 1996
               (in thousands, except share and per share amounts)


                                           1998          1997          1996
                                        ------------  ------------  ------------

Income (loss) before income tax         $  10,241       (36,462)        6,208
  (provision)..........................
Income tax (provision).................       (75)          (49)          (69)
                                        ---------     ---------     ---------

NET INCOME (LOSS)......................    10,166       (36,511)        6,139

Preferred stock dividends..............    (2,209)       (1,972)       (1,761)
                                        ---------     ---------     ---------
Income (loss) applicable to common
 stockholders.........................  $   7,957     $ (38,483)    $   4,378
                                        =========     =========     =========
BASIC AND DILUTED NET INCOME (LOSS) PER
  SHARE

Applicable to common stockholders...... $     1.63    $    (7.88)   $     0.90
                                        ==========    ==========    ==========

Weighted-average number of common
  shares outstanding...................  4,881,003     4,881,003     4,881,003
                                        ==========    ==========    ==========












The accompanying notes are an integral part of these consolidated statements

                          LADY LUCK GAMING CORPORATION
                 CONSOLIDATED STATEMENTS OF MANDATORY CUMULATIVE
                           REDEEMABLE PREFERRED STOCK
                           AND STOCKHOLDERS' (DEFICIT)
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)


                       Mandatory
                       Cumulative    Common Stock                                   Total
                       Redeemable  --------------------  Additional              Stockholders'
                       Preferred   Number of              Paid-in   (Accumulated   Equity
                         Stock      Shares     Amount     Capital      Deficit)   (Deficit)
                       ---------- ----------- ---------- ----------  ----------  ----------
Balance at December
 31, 1995............  $  14,669      4,881   $      29  $  31,382   $ (29,474)  $   1,937

Accrued preferred
  stock dividends....      1,761          -           -          -      (1,761)     (1,761)

Net income...........          -          -           -          -       6,139       6,139
                       ---------  ---------   ---------  ---------   ---------   ---------

Balance at December       16,430      4,881          29     31,382     (25,096)      6,315

  31, 1996...........
                       ---------  ---------   ---------  ---------   ---------   ---------
Accrued preferred
  stock dividends....      1,972          -           -          -      (1,972)     (1,972)

Net loss.............          -          -           -          -     (36,511)    (36,511)
                       ---------  ---------   ---------  ---------   ---------   ---------

Balance at December
  31, 1997...........     18,402      4,881          29     31,382     (63,579)    (32,168)
                       ---------  ---------   ---------  ---------   ---------   ---------
Accrued preferred
  stock dividends....      2,209          -           -          -      (2,209)     (2,209)

Net income...........          -          -           -          -      10,166      10,166
                        --------  ---------   ---------  ---------   ---------   ---------

Balance at December
   31, 1998...........  $ 20,611      4,881   $      29  $  31,382   $ (55,622)  $ (24,211)
                        ========  =========   =========  =========   =========   =========







The accompanying notes are an integral part of these consolidated statements

                          LADY LUCK GAMING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)


                                             1998          1997          1996
                                          ---------    -----------    ----------
Cash flows from operating activities:
  Net income (loss)....................   $  10,166     $ (36,511)    $   6,139
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization.......      8,506        12,886        11,289
    Amortization of bond offering fees
      and costs.........................        865           865           865
    Equity in net (income) of
      unconsolidated affiliates.........     (5,099)       (4,724)       (3,815)
    (Gain) on sale of assets............     (2,848)            -          (404)
    Reserve for loss on sale of assets..          -         7,621             -
    Project development cost
      write-downs and reserves..........          -         7,784           404
    Asset impairment write-down.........          -        20,698             -
    Loss on sale of investment in
      unconsolidated affiliate..........          -         1,912             -
    Pre-opening expenses................          -             -           247
  (Increase) decrease in assets:
    Accounts receivable.................        (78)          490          (275)
    Inventories.........................         11           202          (313)
    Prepaid expenses....................      1,313          (992)          111
  Increase (decrease) in liabilities:
    Accrued interest....................         40            21          (501)
    Accounts payable....................     (3,263)        1,300           808
    Other accrued liabilities...........       (533)       (1,438)       (1,063)
                                           --------     ---------     ---------
Net cash (used in) provided by
   operating activities..............         9,080        10,114        13,492
                                           --------     ---------     ---------

Cash flows from investing activities:
  Purchase of property and equipment....    (10,366)       (3,622)      (21,524)
  Proceeds from sale of operating assets.    15,127             -             -
  Construction payables.................      1,994             -        (1,169)
  Restricted cash.......................     15,388       (15,388)        8,858
  Purchases of marketable securities....    (19,219)            -             -
  Investment in unconsolidated                    -        15,250           (15)
      affiliates........................
  Pre-opening costs.....................         -             -           (500)
  Other assets..........................       (663)        1,621          (449)
                                           --------     ---------     ---------
Net cash (used in) provided by
      investment activities.............      2,261        (2,139)      (14,799)
                                           --------     ---------     ---------


The accompanying notes are an integral part of these consolidated statements

                          LADY LUCK GAMING CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)


                                            1998          1997          1996
                                         ------------  ------------  -----------
Cash flows from financing activities:
  Net proceeds from borrowings.........          -             -            40
  Payments on debt and slot contracts..     (2,059)       (3,913)       (5,391)
                                         ---------     ---------     ---------
Net cash (used in) provided by
    financing activities................    (2,059)       (3,913)       (5,351)
                                         ---------     ---------     ---------

Net (decrease) increase in cash and
  cash equivalents......................     9,282         4,062        (6,658)
Cash and cash equivalents, beginning        19,552        15,490        22,148
                                         ---------     ---------     ---------
  of  year..............................
Cash and cash equivalents, end of year.. $  28,834     $  19,552     $  15,490
                                         =========     =========     =========

Supplemental disclosures of cash flow
   information:
  Cash paid during the year for:
    Interest (net of amount
      capitalized of $102, $289, and
      $514 in 1998, 1997 and 1996,
     respectively)....................   $  21,107     $  21,521     $  21,806
                                         =========     =========     =========

    Income taxes paid .................  $       -     $      80     $     225
                                         =========     =========     =========


Supplemental Schedule of Non-Cash Investing and Financing Activities:

     The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $2,209,000, $1,972,000 and $1,761,000 in unpaid accrued dividends for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company entered into several contracts with manufacturers for the purchase of slot machines and other assets which totaled approximately $1,407,000, $743,000 and $3,780,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Effective June 11, 1998, in conjunction with the sale of substantially all of Lady Luck Biloxi, Inc.'s operating assets to the holder of a $714,000 mortgage note, the holder forgave the outstanding principal and accrued interest in addition to making a $15.1 million cash payment.

     Effective February 19, 1998, Lady Luck Central City, Inc. sold substantially all of its real property and operating assets to the holder of a $2,750,000 mortgage note in exchange for forgiveness of the mortgage note and the assumption of certain liabilities.

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

The accompanying notes are an integral part of these consolidated statements

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


     1.     The Company and Basis of Presentation

     The  consolidated  financial  statements  of Lady Luck  Gaming  Corporation
("LLGC"),  a  Delaware  corporation,  include  the  accounts  of  LLGC  and  its subsidiaries (collectively the "Company"). For the periods presented in the financial statements, the Company's operations primarily include those of LLGC, Lady Luck Gaming Finance Corporation ("LLGFC"), a Delaware corporation; Magnolia Lady, Inc. ("MLI"), Lady Luck Mississippi, Inc. ("LLM"), Lady Luck Biloxi, Inc. ("LLB") and Lady Luck Tunica, Inc. ("LLT"), each a Mississippi corporation
(collectively the "Mississippi Companies"); Lady Luck Central City, Inc. formerly Gold Coin, Inc. ("LLCC"), a Delaware corporation, and L.L. Gaming Reservations, Inc. ("LLGR"), a Nevada corporation. The Company also owns a 50% interest in a joint venture with Bettendorf Riverfront Development Company ("BRDC") which is and has been accounted for under the equity method. The Company formerly owned an interest in a joint venture with Bally's Entertainment Corp. ("Bally's") which was accounted for under the equity method. The Company's financial statements also include the development efforts of Lady Luck
Kimmswick,  Inc.  ("LLK"),  a 93%  owned  Missouri  corporation;  and Lady  Luck
Vicksburg, Inc. ("LLV") and Lady Luck Gulfport, Inc. ("LLG") both Mississippi corporations. LLGC and its subsidiaries were organized to develop and operate gaming and hotel properties in emerging jurisdictions.

     LLGC and LLGFC were formed in February 1993. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi and acquired and took over operation of the 147-room River Park Hotel in Natchez, Mississippi on April 15, 1996; LLCC opened on May 28, 1993 and sold its real property and operating assets and ceased operations effective February 19, 1998 (see Note 9); LLB began dockside casino operations on December 13, 1993 in Biloxi, Mississippi and sold its real property and operating assets and ceased operations effective June 7, 1998 (see Note 11); MLI, which does business as Lady Luck Rhythm & Blues, commenced dockside gaming operations on June 27, 1994 in Coahoma County, Mississippi, commenced operation of a 173-room hotel on August 16, 1994, commenced gaming operations of Country Casino and the Pavilion on May 21, 1996 and acquired and took over operation of the 120-room Riverbluff Hotel in Helena, Arkansas on July 3, 1996; LLT which currently leases a gaming vessel to Lady Luck Bettendorf, LC, an Iowa limited liability company (see below); LLGR began operating a central reservations center for the Company's hotels on September 3, 1996; Lady Luck Quad Cities, Inc. ("LLQC"), a Delaware corporation and subsidiary of the Company, LLQC formed a joint venture with BRDC, Lady Luck Bettendorf, LC, (the "Bettendorf Joint Venture") to operate a casino in Bettendorf, Iowa which commenced operations on April 21, 1995 and commenced operation of a 256-room hotel on August 29, 1998 (see Note 4); and, Old River Development, Inc., a subsidiary of the Company, commenced operation of a 240-room hotel on August 24, 1994, contributed it to the Bally's Joint Venture in March 1995 and sold its equity investment to Bally's effective September 30, 1997 (see Note 4). LLV and LLK are in various stages of development and have no operating history.


     2. Certain Risks and Uncertainties

     The Company's operations in Mississippi and Iowa are dependent on the continued licensability or qualifications of the Company and its subsidiaries that hold the gaming licenses in these jurisdictions. Such licensing and qualifications are reviewed periodically by the gaming authorities in these states.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

     (b) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management is the evaluation of the recoverability of the carrying values of the land held for development, a partially completed gaming vessel and the reserve for disposition costs related to the sale of Lady Luck Biloxi's operating assets as more fully described below.

     (c) Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less as cash equivalents.

     (d) Restricted Cash

     Restricted cash consists of amounts held in escrow and cash specifically restricted to be used in accordance with the terms of the Indenture related to the 2001 Notes (See Note 5).

     (e) Marketable Securities

     The Company's marketable securities, which are recorded at fair market value, are comprised of federal agency and corporate obligations, all classified as trading securities as of December 31, 1998, under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, net unrealized holding gains and losses for trading securities were included in net income for the year ended December 31, 1998. Unrealized holding gains and losses are determined as the difference between cost and fair value based on quoted market prices or valuation methods from services believed to be reliable. The fair market value of the marketable securities approximated their original cost at December 31, 1998, as the unrealized holding gains were immaterial.

     (f) Inventories

     Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market value.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


     (g) Assets Held for Sale

     Assets held for sale include the current book value of assets to be disposed of, net of the estimated loss on sale of these assets. These assets relate to LLCC (See Note 9).

     (h) Property and Equipment

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

         Land improvements..................................15-25 years
         Buildings and improvements.........................15-30 years
         Furniture, fixtures and equipment....................5-7 years

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

     (i) Investment in Unconsolidated Affiliates

     The Company accounts for its investment in 50% or less owned joint ventures using the equity method of accounting. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these joint ventures. No cash distributions have been made since inception.

     (j) Pre-Opening Costs

     During April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting of the Costs of Start-up Activities" effective for fiscal years beginning after December 15, 1998. The new standard requires that all companies expense costs of "start-up" activities as the costs are incurred. The term "start-up" includes pre-opening, pre-operating and organization activities. Previously, the Company had capitalized these items until the property opened at which time these cumulative costs were expensed. Although the Company has no capitalized "start-up" costs as of December 31, 1998, any "start-up" costs related to projects in the development stage will be required to be expensed as incurred beginning January 1, 1999.

     (k) Development Costs

     Development costs represent those costs such as legal and consulting fees, gaming license applications and options for land acquisitions or leases incurred for prospective gaming projects. The Company defers such costs for those projects in jurisdictions in which gaming is legalized and in which the Company believes that it has a probable chance of obtaining a license and completing the project; otherwise, the costs are expensed as incurred and are included in selling, general and administrative expense.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


     (l) Deferred Financing Fees and Costs

     Deferred financing fees and costs incurred relating to the issuance of the 2001 Notes were capitalized and are being amortized to interest expense using the effective interest method over the term of the 2001 Notes.

     (m) Revenue Recognition

     Casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses.

     (n) Advertising

     Advertising costs are expensed the first time such advertisement appears. Total advertising costs (including direct mail marketing) were approximately $3,917,000, $5,794,000 and $4,153,000 for 1998, 1997, and 1996, respectively.

     (o) Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the consequences of temporary differences between amounts reported for financial reporting and income tax purposes. SFAS No. 109 requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. Included in the calculation of the Company's deferred tax assets and liabilities and the provision for income taxes is the equity in net income of the Bettendorf Joint Venture and the Bally's Joint Venture at their respective ownership interests.

     (p) Net Income (Loss) Per Share

     The Company follows the provisions of SFAS No. 128 "Earnings Per Share." SFAS No. 128 requires basic income per share of common stock be computed based on the number of weighted-average shares of common stock outstanding during the period. Diluted income per share of common stock would be anti-dilutive; thus, there is no difference between the basic and diluted earnings per share disclosure. Pursuant to SFAS No. 128, all prior period presentations have been restated. There was no material effect on the earnings per share calculations as a result of these restatements.

     (q) Fair Value of Financial Instruments

     The fair value of the Company's financial instruments approximates their recorded values at December 31, 1998 and 1997, except for the Company's mortgage notes payable, the fair market values of which, based on quoted market prices, were approximately $176.1 million and $177.0 million, respectively. The fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


     (r) Long-lived Assets

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

     (s) Reclassifications

     The Company made certain financial statement reclassifications, which have no impact on net income, for the years ended December 31, 1997 and 1996, in order to classify amounts in a manner consistent with the year ended December 31, 1998.


     4. Investment in Unconsolidated Affiliates

     The Company's investments in joint ventures with BRDC and Bally's are accounted for under the equity method and the Company's portion of income or loss from the joint ventures is included in Equity in Net Income of
Unconsolidated Affiliates in the accompanying Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

     Bettendorf Joint Venture
     ------------------------

     In December 1994, the Company entered into the Bettendorf Joint Venture with BRDC to develop and operate a casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). The joint venture agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC is leasing certain real property to the Bettendorf Joint Venture at a lease rate equal to $150,000 per month. The Company is leasing a gaming vessel with a cost of $21,635,000 and a carrying value net of accumulated depreciation as of December 31, 1998 of $19,387,000 to the Bettendorf Joint Venture for approximately $189,000 per month, which amount was determined based on arms-length negotiations between the Company and BRDC. This lease is for an initial term of 5 years, expiring in May 2000, with a 10-year renewal option. In addition, from inception of the Bettendorf Joint
Venture through December 31, 1997, the Company had been leasing certain gaming equipment to the Bettendorf Joint Venture with a cost of $3,705,000 for approximately $122,000 per month, its fair market rental value. Pursuant to such equipment lease, effective January 1, 1998, the Company sold the equipment to the Bettendorf Joint Venture for a negotiated amount of $712,000 cash. The Company's rental income relating to the gaming vessel lease was $2,266,000, $2,266,000 and $2,187,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's rental income relating to the gaming equipment lease was $1,465,000 and $1,649,000 for the years ended December 31, 1997 and 1996, respectively.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

     Lady Luck Bettendorf incurred management fees, net of $37,500 monthly abatement, for the years ended December 31, 1998, 1997 and 1996 as follows (in thousands):

                                                December 31,
                                   -----------------------------------------
                                      1998           1997          1996
                                   ------------   ------------  ------------
Lady Luck Bettendorf
  management fees...........        $   2,292      $   1,569     $   1,117
                                    =========      =========     =========

      Summarized balance sheet information for the Bettendorf Joint Venture as of December 31, 1998 and 1997 is as follows (in thousands):

                                                       December 31,
                                                 --------------------------
                                                    1998          1997
                                                 ------------  ------------
   Current assets........................        $   6,870     $   4,758
   Other.................................              750           732
   Property and equipment, net...........           52,727        25,459
                                                 ---------     ---------
     Total assets........................        $  60,347     $  30,949
                                                 =========     =========

   Current liabilities...................        $   8,154     $  12,276
   Long-term liabilities.................           23,370            48
   Members' equity.......................           28,823        18,625
                                                 ---------     ---------
     Total   liabilities   and   members'        $  60,347     $  30,949
      equity.............................        =========     =========

      Summarized results of operations for the Bettendorf Joint Venture for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                  1998           1997          1996
                               ------------   ------------  ------------
Net revenues................   $  84,508      $  71,612     $  65,202
Costs and expenses..........      74,310         64,758        59,020
                               ---------      ---------     ---------
  Net income ...............   $  10,198      $   6,854     $   6,182
                               =========      =========     =========

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


     A summary of changes in the Company's investment in the Bettendorf Joint Venture for the years ended December 31, 1998, 1997 and 1996 and are as follows (in thousands):

                                  1998           1997          1996
                               ------------   ------------  ------------
Investment, beginning of       $   9,313      $   5,886     $   2,795
  period....................
Equity in net income of
  unconsolidated affiliate..       5,099          3,427         3,091
                               ---------      ---------     ---------
Investment, end of period...   $  14,412      $   9,313     $   5,886
                               =========      =========     =========

         Included in the Company's accumulated deficit is $11,412,000 of undistributed retained earnings of the Bettendorf Joint Venture as of December 31, 1998.

         Bally's joint venture
         ---------------------

         Pursuant to an agreement effective September 30, 1997, the Company sold its 35% minority interest in Bally's Saloon, Gambling Hall and Hotel in Tunica, Mississippi to Hilton Hotels Corporation, the majority owner and manager of the property (the "Partnership Interest Redemption Agreement"). The sale resulted in a loss of $1,912,000, which represented the difference between the sales price and the net investment in the Bally's Joint Venture and related assets.

         Summarized results of operations for the Bally's Joint Venture for the nine months ended September 30, 1997 (the effective date of the sale of the Company's 35% interest in the Bally's Joint Venture) and the year ended December 31, 1996 are as follows (in thousands):

                                      1997                 1996
                                 ----------------     ----------------
Net revenues................     $       48,836       $       70,093
Costs and expenses..........             45,129               67,976
                                 --------------       --------------
   Net income...............     $        3,707       $        2,117
                                 ==============       ==============

         Net income of the Bally's Joint Venture for the year ended December 31, 1996 includes pre-opening expenses of $3.3 million.

         A summary of changes in the Company's investment in the Bally's Joint Venture for the nine months ended September 30, 1997 (the effective date of the sale of the Company's 35% interest in the Bally's Joint Venture) and the year ended December 31, 1996 are as follows (in thousands):

                                              1997          1996
                                           ------------  ------------
Beginning investment..................      $  15,563     $  14,824
Equity in net income of
  unconsolidated affiliate............          1,297           724
Loss on sale of equity
  investment..........................         (1,912)            -
Other.................................            302            15
Proceeds from sale of
  investment..........................        (15,250)            -
                                            ---------     ---------
  Ending investment...................      $       -     $  15,563
                                            =========     =========

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


      5.    Long-term Debt

     At December 31, 1998 and 1997, long-term debt consisted of the following (in thousands):

                                                     1998            1997
                                                 ------------    ------------
   $185,000   11  7/8%   First   Mortgage
     Notes;    quarterly    Payments   of
     interest   only;   due  March  2001;
     collateralized  by substantially all
     assets    of   the    Company    and
     guaranteed   by  LLGC   (the   "2001
     Notes")...................................     $ 173,500     $ 173,500

   Note   payable   to   an   individual;
     monthly  payments of  principal  and
     interest  at 8.5%;  due  March 2018;
     collateralized by a deed of trust.........           344             -

   Note   payable  to  a  bank;   monthly
     payments of  principal  and interest
     of   8%;    due    November    2008;
     collateralized by deed of trust...........           198             -

   Note   payable   to   a   corporation;
     monthly  payments of  interest  only
     at 10%;  principal  due  July  2001,
     collateralized  by a deed  of  trust
     (See Note 9)..............................             -         2,750

   Note payable to a  corporation;  annual
     payments of  principal  of $119 plus
     accrued interest at 8%; due June
     2003;  collateralized by a land deed
     of trust..................................            -            714

   Notes    payable   to    corporations;
     monthly  payments of  principal  and
     interest  at rates  up to 12.5%  due
     through  December  2002  secured  by
     the equipment.............................           494         1,122

   Mortgage    note    payable    to    a
     corporation;  quarterly  payments of
     principal   and  interest  at  prime
     plus  11/2%   based  on  a  20  year
     amortization;    due   April   2006;
     collateralized by a deed of trust.........         2,623         2,773

   Note   payable   to   a   corporation;
     quarterly  payments of principal and
     accrued  interest  at 9%;  due  July
     1998,  collateralized  by a deed  of
     trust.....................................             -           110

   Other.......................................            20           326
                                                    ---------     ---------
                                                      177,179       181,295
   Less: current portion.......................          (595)       (4,481)
                                                    ---------     ---------

     Total long-term debt......................     $ 176,584     $ 176,814
                                                    =========     =========

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


     The Indenture, as amended and supplemented (the "Indenture"), covering the Company's 11 7/8% First Mortgage Notes due 2001 (the "2001 Notes") provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness, (c) to make asset sales,
(d) to engage in other lines of business, and (e) to maintain a minimum consolidated net worth, as defined in the Indenture. The Company believes it is in compliance with the Indenture, as amended and supplemented, as of December 31, 1998.

     The 2001 Notes bear interest at the rate of 11 7/8% per annum effective October 15, 1995 (prior to that time they bore interest at the rate of 10 1/2% per annum). Interest on the 2001 Notes held by each holder who consented to certain amendments to and waivers of continuing defaults under the Indenture in 1996 (the "Amendments and Waivers") will be payable quarterly on each March 1, June 1, September 1 and December 1, so long as the 2001 Notes are outstanding (interest on the notes held by each holder who did not consent to the Amendments and Waivers will continue to be payable semiannually on March 1 and September
1). In addition, the Company is obligated within 180 days after the end of each year, commencing with the year ended December 31, 1996, to purchase on the open market, or to make an offer to purchase from the holders at par, 2001 Notes with a principal amount equal to Excess Cash Flow (as defined in the Indenture) for such year. However, the Company will be able to credit toward the amount of 2001 Notes required to be purchased in any year any amount of 2001 Notes it has purchased since January 1, 1996 which it has not previously used as a credit in any prior year. There was no Excess Cash Flow for the years ended December 31, 1998 and 1997. The Company may also repurchase a portion of the 2001 Notes from time to time in early satisfaction of any required repurchase expected pursuant to the Indenture or otherwise, the amount of which and the timing of repurchase cannot currently be estimated and is dependent on adequate cash availability and market conditions.

     Andrew H. Tompkins, Chairman and Chief Executive Officer of the Company, beneficially owns approximately 46% of the Company's outstanding Common Stock. Mr. Tompkins also owns a casino-hotel in Las Vegas, Nevada and the Lady Luck trademark and a customer list, which the Company licenses from him. The Las Vegas casino-hotel has incurred substantial indebtedness and is in default on that debt. Mr. Tompkins is personally liable for the debt and has pledged his assets, including the the Lady Luck trademark and customer list, as collateral for the benefit of the holders of that indebtedness. As a result of the current default, these lenders are entitled to the benefit of this collateral and could foreclose on the pledge and seize the Lady Luck trademark and customer list and sell them to a third party. In addition, Mr. Tompkins may be required or decide to sell his stock, the trademark and the customer list to satisfy the debt.

     Pursuant to the Indenture, a sale of Mr. Tompkins' Common Stock resulting in another person beneficially owning more than 35% of the Company's outstanding common stock would trigger a Change in Control event, which would in turn permit any holder of the Company's outstanding 2001 Notes to require the Company to repurchase all or any part of such holder's 2001 Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. As of March 24, 1999, the closing market price of the 2001 Notes, as reported by Bloomberg Financial Services was 102.19%.

     Sale of Biloxi Operating Assets
     -------------------------------

     Pursuant to an Asset Purchase Agreement dated June 2, 1998, on June 11, 1998, the Company received approximately $15.1 million from Grand Casinos of Mississippi, Inc. and Grand Casinos, Inc. (collectively "Grand Casinos") for the sale of substantially all of the assets, excluding gaming equipment and certain noncontiguous real property, associated with its Lady Luck Biloxi casino which ceased operations June 7, 1998. The sale resulted in a $2.8 million gain recognized during the year ended December 31, 1998. In accordance with the Indenture, the

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

Company had 180 days after receiving the $15.1 million (until December 8, 1998) to invest the money and any earnings thereon in a Related Business (as defined in the Indenture). The Company invested the funds in a Related Business before such time.

     Sale of Interest in Bally's Joint Venture
     -----------------------------------------

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

     Scheduled maturities of long-term debt for each of the years ending as of December 31, are as follows (in thousands):

           1999..........................         $          595
           2000..........................                    259
           2001..........................                173,684
           2002..........................                    216
           2003..........................                    180
           Thereafter....................                  2,245
                                                  --------------
           Total......................            $      177,179
                                                  ==============


     6. Mandatory Cumulative Redeemable Preferred Stock

     LLGC has authorized 1,800,000 shares of Series A Mandatory Cumulative Redeemable Preferred Stock. Holders of Series A are entitled to a compounded cumulative preference dividend each quarter. The current dividend is 11.5% of the liquidation preference per share per annum, payable or accrued in quarterly installments. Dividends of approximately $2,209,000, $1,972,000 and $1,761,000 were accrued on the Series A preferred stock during the years ended December 31, 1998, 1997 and 1996, respectively. The Series A also requires mandatory redemption on or before December 31, 2013. Cumulative dividends on these preferred shares as of December 31, 1998 are $9,770,000.


     7. Reverse Stock Split, NASDAQ Market Listing and Net Income Per Share

     Effective June 4, 1998, the Company's shareholders approved a one-for-six reverse stock split with regard to its Common Stock (the "Reverse Split"). The effects of the Reverse Split were to reduce the number of issued and outstanding shares of Common Stock from 29,285,698 to 4,881,003 and to increase the par value of these shares from $0.001 to $0.006 per share. Instead of fractional shares resulting from the Reverse Split, stockholders received a cash payment from the sale of the aggregate fractional shares on the open market. The Reverse Split did not change the number of authorized shares of the Company's Common Stock and had no effect on the Company's Preferred Stock.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

All references in the financial statements to number of shares, per share amounts and market prices of the Company's Common Stock have been retroactively restated to reflect the decreased number of shares of Common Stock outstanding.

     On October 19, 1998, the Company was informed by the Nasdaq National Market that, based on its staff's review, the Company's Common Stock failed to maintain market value of public float, composed of total shares outstanding reduced by those held by directors and officers as defined, greater than or equal to $15.0 million, in accordance with Marketplace Rule 4450(b)3 under Maintenance Standard
2. The Nasdaq National Market indicated that it will provide the Company a period of time to demonstrate compliance. If the Company is unable to demonstrate compliance during the period, the Company's Common Stock may be delisted. If the Company is unable to achieve compliance, it may seek further procedural remedies, but the Company cannot guarantee that it will be successful in the employment of any of these remedies. However, the Company believes that it would be eligible for listing on the Nasdaq Small-Cap Market tier, but no guarantee can be provided that the Company would be in fact eligible for Small-Cap listing.

     As of December 31, 1998, options to purchase 68,000 and 43,000 shares of Common Stock at exercise prices ranging from $15.00 to $18.72 per share were outstanding and exercisable, respectively, and could potentially dilute earnings per share in future periods. The related weighted average number of shares of Common Stock were not included in the computations of earnings per share because the options' exercise prices were greater than the average market prices of Common Stock during the years ended December 31, 1998, 1997 and 1996 and any effect would be antidilutive.


     8. Promotional Allowances

     The retail value of food, beverage and rooms provided on a complimentary basis to customers without charge are included in gross revenues and then deducted as promotional allowances. The estimated costs of providing these promotional allowances are included in casino departmental expenses for the years ended December 31, 1998, 1997, and 1996, as follows (in thousands):


                                      1998            1997           1996
                                  ------------    ------------   ------------
Food and beverage...............  $      8,640    $      9,347    $     8,370
Hotel and other.................         1,072             906            800
                                  ------------    ------------    -----------
   Total........................  $      9,712    $     10,253    $     9,170
                                  ============    ============    ===========


     9. Reserve for Loss on Sale of Lady Luck Central City Assets

     Effective February 19, 1998, LLCC sold substantially all of its real property and operating assets to the holder of its mortgage note in exchange for forgiveness of the $2.8 million note and the assumption of certain liabilities. During 1997, the Company recorded a reserve of $7.3 million to write-down the assets held for sale to fair market value less closing costs, reserve for operating losses in 1998 prior to the effective sale date and to reserve for estimated future lease payments and write-downs on its parking lot leases which were not assumed by the purchaser of the assets sold. Accordingly, the net assets of LLCC were classified as Assets Held for Sale as of December 31, 1997.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

   10. Project Development Cost Write-Downs

     During 1997, the Company wrote down various project development costs totaling approximately $7.8 million due to changes in regulatory, political and competitive environments and other factors.

     The first write-down related to the Missouri Project. The State of Missouri investigates applicants at its discretion and there can be no assurance that the Company's application will be actively reviewed in future periods. In November 1997, the Missouri Supreme Court ruled that several existing Missouri gaming projects are illegal due to their locations not being on the Mississippi or Missouri rivers. In addition, certain current operators in Missouri have been experiencing poor operating results. These uncertainties resulted in the Company recording a $2.3 million project development write-down in 1997 of the remaining balance of its pre-opening and other development costs and a $3.0 million write-down of construction in progress for a portion of the partially completed cruising vessel which, if not used for the Missouri Project, could be sold or possibly used in a future development project. Nevertheless, management estimates that the fair value of this partially completed cruising vessel was approximately 50% of its net book value.

     These valuations are based on assumptions regarding expected future economic, market and gaming regulatory conditions. Changes in these assumptions could result in further changes in the estimated net realizable value of the partially completed cruising vessel.

     The second write-down was related to the Vicksburg Project. The consummation of the transactions contemplated by the Horseshoe Joint Venture Agreement was subject to the fulfillment of several conditions (the "Conditions"). Either LLV or Horseshoe could terminate the Horseshoe Joint Venture Agreement on or after April 1, 1998, if certain conditions were not met. In October 1998, the Horseshoe Joint Venture Agreement was terminated by LLV as the Conditions were not satisfied. A determination that certain assets may not be usable in the Vicksburg Project as currently contemplated resulted in a $2.3 million write-off of construction in progress during 1997. Management's estimate of net realizable value is based on assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg Site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

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

     Lastly, during 1997, the Company provided reserves of approximately $50,000 related to its investment in Lady Luck New Mexico ("LLNM") for a total reserve related to LLNM, including 1996 and 1995 reserves, of approximately $250,000. The Company received $200,000 cash during 1997 for its remaining investment balance.


     11. Asset Impairment Write-Down

     The Company evaluated the recoverability of LLB's long-lived assets in 1996 and 1997 due to recurring operating losses based on the criteria established under Financial Accounting Standards Board Statement No. 121 ("SFAS 121"). During the fourth quarter of 1997, pursuant to SFAS 121, the Company recorded an impairment write-down to LLB's long-lived assets of $20.7 million. The Company considered the historical operating results and the

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

significant downturn in the operating results of LLB since the opening of additional competitive facilities in its market, principally the opening of Imperial Palace in December 1997. In performing its review for recoverability, the Company compared the projected undiscounted future cash flows to the carrying value of LLB's long-lived assets of $31.5 million as of December 31, 1997. As the net carrying value of long-lived assets exceeded the estimated undiscounted future cash flows, the Company was required to recognize an impairment loss and write-down long-lived assets to their fair market value of $10.8 million. Fair value became the new cost basis for the impaired assets and previously accumulated depreciation was eliminated. As active market quotations were not available, the Company measured fair value by discounting estimated future cash flows. Considerable management judgment was necessary to estimate discounted future cash flows. Substantially all of the assets of LLB were subsequently sold on June 11, 1998 (see Note 5).


     12. Income Taxes

     The net deferred tax asset (liability) as of December 31, 1998 and 1997, are as follows (in thousands):

                                                          1998         1997
                                                       ----------    ---------
     Deferred tax asset
        Net operating loss carry-forward............   $   27,017    $  20,798
        Excess  of tax  over  book  basis of
           assets  due to write down of assets......        7,283       14,778
        Deposits....................................          525          525
        Other.......................................        2,369        1,691
                                                       ----------    ---------
                                                           37,194       37,792

        Less: valuation allowance...................      (15,674)     (19,167)
                                                       ----------    ---------

        Net deferred tax asset......................       21,520       18,625
                                                       ----------    ---------

     Deferred tax liability
        Excess of tax depreciation over book........      (18,283)     (15,896)
        Unconsolidated affiliates...................         (680)        (417)
        Other.......................................       (2,557)      (2,312)
                                                       ----------     --------

        Net deferred tax liability..................      (21,520)     (18,625)
                                                       ----------    ---------

         Net........................................   $        -    $       -
                                                       ==========    =========

     SFAS No. 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not, otherwise, a valuation allowance is applied. At December 31, 1998 and 1997, the Company determined that $15,674,000 and $19,167,000, respectively, of tax benefits did not meet the realization criteria because of the Company's history of operating results. Accordingly, a valuation allowance was applied to reserve the applicable deferred tax assets.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


     The following summarizes the components of the income tax (provision) for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                     1998           1997        1996
                                  ------------   -----------  ----------
Current.......................    $       (75)   $      (49)  $      (69)
Deferred......................              -             -            -
                                  -----------    ----------   ----------
   Income tax (provision).....    $       (75)   $      (49)  $      (69)
                                  ===========    ==========   ==========

     Mississippi State income taxes were offset by a tax credit for state gaming taxes that are based on gross gaming revenues. The credit is the lesser of the annual total gaming taxes paid or the Mississippi State income tax. Credit carry-forwards are not permitted and may not be used on a combined company basis.

     A reconciliation of the "expected" income tax (provision) benefit assuming a 35% federal statutory rate to the income tax provision for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):


                                           1998          1997          1996
                                        ----------    ----------    ----------
"Expected" income tax (provision)
    benefit............................ $   (3,583)   $   12,761    $   (2,173)
Nondeductible items....................       (254)         (329)          (59)
Net operating loss carryforward........      3,762             -         2,163
Net operating loss--no benefit
    recorded...........................          -       (12,481)            -
                                        ----------    ----------    ----------
   Income tax (provision).............. $      (75)   $      (49)   $      (69)
                                        ==========    ==========    ==========

     At December 31, 1998 and 1997, the Company had net operating loss carryforwards available for income tax purposes of approximately $77,000,000 and $59,000,000, respectively, which expire from 2009 to 2018.


     13. Stock Option Plan

     Under the 1993 stock option plan (the "Stock Option Plan"), options may be granted to purchase up to an aggregate of 166,667 shares of LLGC's common stock. All full-time officers and other key executives, as well as outside directors of LLGC, are eligible to receive options. Options may be granted that either are intended to be incentive stock options or non-qualified stock options for income tax purposes. Each option granted will be exercisable in full at any time or from time to time as determined by the Compensation Committee, provided that no option may have a term exceeding ten years.

     During 1998 and 1997, no stock options were granted. During the year ended December 31, 1996, 29,499 stock options were granted at exercise prices ranging from $15.00 to $18.00 per share. During 1998, 1997 and 1996, no options expired or were exercised; 667, 13,334, and 1,667 options were canceled, respectively. The effect of these options on diluted EPS has been omitted as their inclusion would be antidilutive.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

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

                                                    Years Ended December 31,
                                                 ----------------------------
                                                   1998      1997       1996
                                                 -------   --------   -------
                                                     (thousands of dollars)
     Net income (loss) applicable to
        common stockholders as reported.......   $ 7,957   $(38,483)  $ 4,378
     Pro forma................................   $ 7,790   $(38,544)  $ 4,054

     Basic and diluted net income (loss) per
        share as reported.....................   $  1.63   $  (7.88)  $  0.90
     Pro forma................................   $  1.60   $  (7.90)  $  0.83

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The options granted to date to various employees and outside directors vest ratably over 5 years, with an expiration 10 years from the date of issuance. Option prices were equal to or greater than market value on the date of issuance, and at December 31, 1998, the weighted-average issue price of the options was $15.86. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; risk-free interest rates of 5.4%, 5.4%, and 6.5% for 1998, 1997 and 1996, respectively; expected lives of 5 years for 1998, 1997 and 1996 and expected volatility of 240, 213, and 185 percent for 1998, 1997 and 1996, respectively. There are no expected dividend yields in 1998, 1997 and 1996.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

     A summary of the status of the stock option plan and weighted average exercise prices ("WAEP") at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table below:


                                          Years Ended December 31,
                         -------------------------------------------------------
                                1998              1997                1996
                         -----------------  ----------------- ------------------
                           Number             Number            Number
                         OF Shares  WAEP    of Shares  WAEP   of Shares   WAEP
                         --------- -------  --------- ------- --------- --------
 Outstanding at
   beginning of year...        69  $ 17.28        82  $ 17.44        54  $ 18.72
 Granted...............         -       -          -        -        30    15.18
 Forfeited/canceled....        (1)   17.79       (13)   18.26        (2)   18.72
                         --------            -------             ------

 Outstanding at end
   of year.............        68    17.28        69    17.28        82    17.44
                         ========           ========            =======

 Exercisable at
   year end...........         43    17.80        29    18.60        20    18.72

 Weighted average
   fair value of
   options.............            $     -            $     -            $ 12.12

 Weighted average
   remaining
   contractual life
   of options..........      6.02 years           7.03 years         7.19 years


     14.  Employment Agreements

     On October 24, 1994, LLGC entered Letter Agreements with Alain J. Uboldi, LLGC's President, Chief Operating Officer and Director, and Rory J. Reid, LLGC's Senior Vice-President, General Counsel, Secretary and Director (the "Agreements"). The Agreements were for an initial term of three years, and on each October 24, beginning October 24, 1997, the Agreements are automatically extended for an additional year, unless terminated by the Company on or before July 24 of that year. The Agreements provide that in the event of a change of control, as defined in the Agreements, and the subsequent termination of the employment of either Mr. Uboldi or Mr. Reid, under certain circumstances, LLGC would be required to pay to Mr. Uboldi and Mr. Reid a lump sum severance payment equal to 2.99 times the sum of their respective annual base salary plus the amount of any bonus paid in the year preceding such termination. In the event of such termination, Mr. Uboldi and Mr. Reid would also receive in cash an amount equal to the difference between the exercise price of each option held by Mr. Uboldi or Mr. Reid (whether or not fully exercisable) and the current price of LLGC's common stock. Further, in connection with the Agreements, Mr. Uboldi and Mr. Reid would receive life, disability, accident and health insurance benefits substantially similar to those they are receiving immediately prior to their termination for a 36-month period after such termination.

     15. Related Party Transactions

     Effective January 1, 1996, the Company entered into several agreements with entities controlled by Mr. Tompkins, Chairman of the Board and Chief Executive Officer of the Company, replacing other agreements that were less favorable to the Company. Under a license agreement (the "License Agreement") with International Marco Polo

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

Services, Inc., (formerly known as Lady Luck Casino, Inc. and Marco Polo's International Marketing, Inc. which merged in 1996) ("Marco Polo Services"), a corporation owned and controlled by Mr. Tompkins, the Company pays Marco Polo Services an annual licensing fee with respect to the Lady Luck name and the mailing list developed by Gemini, Inc. ("Gemini"), an S corporation wholly owned by Mr. Tompkins that does business as Lady Luck Casino/Hotel in Las Vegas, Nevada. The licensing fee is equal to the greater of (a) 9% of the Company's EBITDA as defined (calculated as EBITDA of the Company and all its subsidiaries and joint ventures (multiplied, in the case Bettendorf Joint Venture and the Missouri Project by the Company's ownership interest), excluding, among other things, all revenues and expenses arising from any casino or casino/hotel for which the Company is not the operator and which does not utilize the mailing list or Lady Luck name and excluding revenues from the lease of equipment owned by the Company to third parties or unconsolidated entities), and (b) $1,700,000 per year (as adjusted based on the U.S. Consumer Price Index Urban Annual Percent Change as published by the U.S. Department of Labor Bureau of Labor and Statistics from year to year (the "Consumer Price Index")). The Company has agreed to use the Lady Luck name on all existing and future casinos that it operates. The License Agreement provides that during any period of default in the payment of principal or interest on the 2001 Notes, the Company will not pay (but will accrue on its books) any licensing fee due to Marco Polo Services. For 1998, 1997 and 1996, the licensing fees payable to Marco Polo Services by the Company were approximately $3,370,000, $2,953,000 and $3,434,000, respectively.

     Under an office lease with Gemini, the Company pays Gemini the sum of $300,000 per year, as adjusted based on the Consumer Price Index, for corporate office facilities and services. In addition, the Company reimburses Gemini for the approximate retail value of rooms, food and beverage, and other items provided to the Company by Gemini. During 1998, 1997 and 1996, net rent expense of $315,000, $310,000 and $300,000, respectively, and reimbursable items of $104,000, $147,000, and $129,000, respectively, were paid to Gemini. In addition, the Company incurred $304,000, $49,000, and $7,000 of expenses for 1998, 1997 and 1996, respectively, that were related to marketing and other expenses, and were reimbursed by Gemini

     Marco Polo Services provides marketing services to the Company under an agreement with the Company. Mr. Uboldi, the Company's President and Chief
Operating Officer and director of the Company, is the Vice President of Marco Polo Services. Net marketing services received by the Company from Marco Polo Services during 1998, 1997 and 1996, for allocated payroll, overhead, direct advertising and marketing costs were $870,000, $788,000 and $659,000, respectively. The Company incurred $405,000, $40,000 and $14,000 of expenses related to marketing and other costs that were reimbursed by Marco Polo for 1998, 1997 and 1996, respectively.

     16. Litigation

     Shareholder Class Action Lawsuits
     ---------------------------------

     The Company has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, among other things, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear, Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint. On October 8, 1997, the Company was served with an order of the court dismissing all of the Plaintiffs' claims under
Section 10(b) of the Exchange Act and 11 of the Plaintiffs' 16 claims under Sections 11, 12 and 15 of the Securities Act with prejudice for failing to adequately state a claim. The

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


court also ordered the Plaintiffs to file, and the Plaintiffs have filed, an amended complaint regarding the five claims under Sections 11, 12 and 15 of the Securities Act which were not dismissed with prejudice. While the outcome of this matter cannot presently be determined, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

     Greek Lawsuits
     --------------

     The Company and particular joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7.1 million as of March 5, 1999 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest. The cases are still in their preliminary stages and their outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

     A Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. On July 29, 1996, the Athens Court of First Instance in this matter served the Company's Greek counsel with its decision and entered judgment against the Company in the amount of approximately 87.1 million drachma plus accrued interest (which was approximately $294,000, plus accrued interest, as of March 5, 1999 based on published exchange rates). The Company appealed the Court's decision. Subsequent to December 31, 1998, the Company settled this action for $335,000 which had been reserved fully in 1997.

     Other Matters
     -------------

     On November 5, 1996, the United States Bankruptcy Court for the Northern District of Mississippi dismissed a lawsuit that had been brought by Superior Boat Works, Inc. ("Superior") against LLM on or about September 23, 1993. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. This proceeding alleged damages of approximately $47,000,000, of which approximately $3,400,000 was alleged for additional construction work on Lady Luck Natchez and the remaining amount was alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. Superior has appealed the decision to dismiss the action. The Company, based in part on the advice of its counsel, believes that it has meritorious defenses and does not believe that the appeal of the decision will have a material adverse effect on the Company's financial condition or results of operations.

     During November 1996, LLCC entered into a Memorandum of Understanding (the "Memorandum") with BWCC, Inc., which does business as Bullwhackers-Central City ("Bullwhackers"). The Memorandum provided for a combination of the respective companies' gaming establishments that currently operate on adjacent real property in Central City. As a result of the Memorandum, the parties negotiated and purportedly executed a definitive Operating Agreement and Lease Agreement in September 1997. During the fourth quarter of 1997, Bullwhackers refused to honor these definitive agreements, and accordingly, the Company commenced suit against Bullwhackers. Subsequent to December 31, 1998, the Company and Bullwhackers reached an agreement in principle whereby the Company expects to receive $300,000 as a settlement from Bullwhackers. The settlement will not be recognized until the payment is received.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


     17. Commitments and Contingencies

     Lease Commitments
     -----------------

     LLGC, on its own or through its operating subsidiaries, has entered into a series of leases and options to lease in various locations where it is operating or intends to develop and operate dockside casinos. The leases are primarily for a term of 40 years from the date of execution and are cancelable at the option of LLGC with a minimum period of notice of 60 days, with the exception of certain leases entered into by LLB and LLG that are cancelable on six-months notice on the fifth anniversary of the commencement date of such leases and on six-months notice on any fifth anniversary date thereafter. In addition, LLGC, on its own or through its operating subsidiaries, has entered into certain options to either lease or purchase additional property in other states. Most of the leases are contingent on regulatory approval of the lease and all leases contain certain periodic rent adjustments. Rent expense incurred under operating leases was approximately $6,890,000, $7,885,000, and $8,934,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Future minimum lease commitments under non-cancelable long-term operating leases for the years ending December 31, are as follows (in thousands):

       1999...................................   $        1,735
       2000...................................            1,669
       2001...................................            1,389
       2002...................................            1,389
       2003...................................            1,389
       Thereafter.............................           35,888
                                                 --------------
          Total...............................   $       43,459
                                                 ==============

Construction Commitments
------------------------

     Bettendorf Joint Venture
     ------------------------

     The Bettendorf Joint Venture recently constructed an expansion project pursuant to its master-plan at a cost of approximately $37.0 million. The project includes a 256-room hotel with a fully enclosed walkway to the riverboat casino, a 500-car parking garage and a bypass over the nearby railroad to improve access. The hotel opened August 29, 1998 with the other amenities opening prior to that date. In addition, the project includes a marina, construction of which has been delayed beyond the Company's control due to pending environmental evaluations. During April 1998, the Iowa Racing and Gaming Commission approved the addition of up to 230 new slot machines and six table games at Lady Luck Bettendorf, many of which were installed prior to the opening of the hotel. The expansion project financing is non-recourse to the Company and includes a $17.5 million bank first mortgage note, a second mortgage from an affiliated company of BRDC for up to $5.0 million ($1.25 million was actually drawn), and includes $7.5 million in tax increment financing from the City of Bettendorf to be repaid from property taxes in exchange for deeding the overpass to the City of Bettendorf. During October 1998, the Company repaid the balance of the second mortgage to the affiliated company of BRDC. As of December 31, 1998, the Bettendorf Joint Venture had outstanding the full amount of the bank first mortgage note and the tax increment financing. The balance of the expansion project's costs was paid from the Bettendorf Joint Venture's cash on hand and from operations.

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

    Service Marine Vessel
     ---------------------

     The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of December 31, 1998, approximately $6.0 million ($3.0 million net of reserves and accruals) has been expended under this contract and approximately $1.9 million is included in construction payables. Construction has been discontinued and is not anticipated to resume until such time as a suitable development project proceeds. During 1998, the contractor filed for bankruptcy. The filing listed $1.5 million as an accrued construction payable and did not list the partially completed vessel as an asset. The Company is exploring options to either relocate the vessel from the shipyard or sell it to a third party.

     Natchez Site
     ------------

     Pursuant to its lease, LLM paid the lessor of the Natchez site $500,000 in liquidated damages as the Company did not make certain improvements to the site required by the lease. In addition, Lady Luck Natchez was required under its lease to move its casino barge several hundred feet to another docking facility on land subject to the lease by February 1998. On August 21, 1998, management and the lessor amended the lease to allow the barge to remain in its current location. Pursuant to such agreement, the lessor agreed to allow the barge to remain at its current location in consideration of the Company's agreement to pay liquidated damages of $1.2 million if it terminates the lease at any time during the 10 year period following the execution of the lease amendment and the Company's payment of $250,000 to construct additional parking spaces on the leased property.

     Country Hotel
     -------------

     During August 1998, MLI entered into an agreement for and began the construction of a new 314-room hotel adjacent to its Country Casino. The project is expected to be complete during the second quarter of 1999 at a cost estimated not to exceed $17.0 million. The Company intends to fund the construction primarily with the proceeds from the sale of substantially all of LLB's operating assets. The remaining obligation under the general construction contract at December 31, 1998 was $8.2 million.


     Development Stage Projects
     --------------------------

     In addition to its operating casinos, the Company has riverboat or dockside casino projects in various stages of development in Kimmswick, Missouri and Vicksburg, Mississippi; and has discontinued a planned development in Vancouver, British Columbia during 1998 (the "Development Stage Projects"). The current status of each of these Development Stage Projects is described below.

     Kimmswick, Missouri
     -------------------

     The first two phases of the project, as planned, include a land-based hotel and casinos onboard two separate vessels (the "Missouri Project"). The proposed site is located on an approximately 45-acre parcel of land in Jefferson County, Missouri, approximately 25 miles south of St. Louis (the "Kimmswick Site"). LLK has entered into an option to lease the Kimmswick Site.

     As of December 31, 1998, the Company has invested approximately $8.7 million ($140,000 of which was invested during 1998) in the Missouri Project, including the vessel construction noted above. Development costs have been fully reserved and the vessel construction costs have been reduced by a $3.0 million write-down recognized during 1997. The Missouri Project is estimated to cost an additional $105.0 million to complete. The proposed project has

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

received the appropriate zoning approval from the Jefferson County Planning Commission and has received a U.S. Army Corps of Engineers 404 permit. However, a new permit might be necessary due to changes in the proposed project design subsequent to receiving the permit.

     The Company has continued its efforts towards obtaining a gaming license for the Missouri Project and provided updated information to the Missouri Gaming Commission. The Missouri Gaming Commission investigates applicants at its discretion and has not yet selected the Company to be investigated. Furthermore, there can be no assurance that the Company will be selected or obtain such approvals from the Missouri Gaming Commission. While the Company intends to continue seeking license approval by the Missouri Gaming Commission, the eventual development of the Missouri Project may also be subject to: (i) the selection of three new Missouri Gaming Commission members, which the Company believes may not be familiar with the Company's application; (ii) gaming revenues in the major metropolitan areas of Missouri have not increased commensurate with recent increases in capacity, causing concerns of potential competitive saturation; and (iii) regulatory factors, including loss limits, have generally caused gaming operations to underperform relative to facilities in neighboring jurisdictions without such restrictions.

     The Vicksburg Project
     ---------------------

     The   development   as  planned  will  include  a  riverboat   casino,   an
approximately 200-room hotel, an 800-car parking garage, and additional amenities (the "Vicksburg Project"). The Vicksburg Project is expected to be located on approximately 23.9 acres of land owned by the Company immediately south of the I-20 bridge along the Mississippi River, with access to Washington Street, in Vicksburg, Mississippi.

     During 1997, the Company entered into an agreement (the "Horseshoe Joint Venture Agreement") with Horseshoe Gaming, LLC ("Horseshoe") to form a joint venture to complete and operate the Vicksburg Project. During October 1998, the Company terminated the Horseshoe Joint Venture Agreement pursuant to a provision therein.

     A gaming license was granted to LLV on August 18, 1994 and has subsequently been renewed through July 2000. As of December 31, 1998, the Company has invested approximately $14.5 million ($100,000 of which was invested during
1998) in the Vicksburg Project, with net property and equipment and deposits remaining of approximately $8.4 million after project development cost write-downs and reserves for assets which may not be usable in the project as currently contemplated. Management's estimate of net realizable value is based on assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg Site for the development of a casino project and the ability of the Company to obtain a replacement joint venture partner and capital to develop the project. Changes in these assumptions could result in changes in the estimated net realizable value of the property. The total cost of the project is initially estimated to be approximately $100.0 million. The Company is currently revising the development plan.

     Casino developments on the Big Black River could significantly adversely affect operating casinos in Vicksburg, as well as the viability of the Vicksburg Project. The Big Black River is located about 13 miles from Vicksburg, between Vicksburg and Jackson, the major population base from which Vicksburg casinos draw their customers. During the fourth quarter of 1996, the Mississippi Gaming Commission found a proposed casino site on the Big Black River unsuitable. However, an affected landowner on the Big Black River sued the Mississippi Gaming Commission after it rejected the site, and in the fourth quarter of 1997, a circuit court found the site suitable. The Mississippi Gaming Commission and City of Vicksburg have appealed the circuit court decision to the State Supreme Court. Once the appeal has been perfected, the Supreme Court must rule on it within 270 days. In addition, on July 16, 1998, the Mississippi Gaming Commission adopted a regulation that prohibits developments such as projects on the Big Black River. While the Company believes that adoption of this regulation will increase the prospects of a

                          LADY LUCK GAMING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

favorable ruling for the Mississippi Gaming Commission and the City of Vicksburg with respect to the appeal, which is currently being held in abeyance pending related rulings, there can be no assurances that the circuit court ruling will be overturned. The Company believes that the Supreme Court should rule on the appeal by the first quarter of the year 2000.

     Lady Luck Vancouver
     -------------------

     The Province of British Columbia (the "Province"), through its Lotteries Advisory Committee invited interested parties to respond to a Request for Proposal ("RFP") relating to a planned expansion of gaming in the Province.

     The Company responded to the RFP during the fourth quarter of 1997, with a proposed project to be developed on Tsawwassen First Nation Band Reserve lands (the "Vancouver Project"), located about 20 miles south of downtown Vancouver. During the fourth quarter of 1998, the Company was informed that it did not receive approval to proceed on the Project.

     Environmental Matters
     ---------------------

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental
Response, Compensation and Liability Act, the Occupational Safety and Health Act, and similar state statutes.

     Some of the Company's owned and leased properties were used in the past for industrial purposes, which have or may have resulted in soil or groundwater contamination. For example, the Vicksburg site had been used as a bulk petroleum storage facility since the early 1950's, and contained above-ground storage tanks and barge and truck loading docks associated with that operation. Known releases of petroleum products from three of the seven tanks have occurred since 1986, along with other small releases at various locations on site. The subsurface assessment of the environmental condition of the site by an outside environmental consultant indicated that some of the soils at the site were contaminated with petroleum hydrocarbons and associated volatile organic compounds, and that this contamination was present in significant concentrations in some locations on site. Remediation efforts at the Vicksburg site are complete. On February 21, 1996, the Mississippi Department of Environmental Quality determined that the environmental remediation conducted by the seller meets all federal and state standards, and has certified that no further action is required. However, there is no guarantee that the Mississippi Department of Environmental Quality or the Federal Environmental Protection Agency will not alter target cleanup levels in the future, resulting in additional cleanup requirements. This would expose the Company to additional liability as the owner of the property, and could result in a material delay of the construction of new facilities on-site.

     A sublessee at its Helena, Arkansas property has informed the Company that there may be contamination on this property from underground storage tanks used by the sublessee for gas station operations. The Company is awaiting further information on this matter (including the extent of the contamination), but believes that the sublessee will be responsible for any costs to investigate and remediate the property. However, there is no guarantee that the sublessee will in fact pay any of the costs.

     Other than those described, the Company has not made, and does not anticipate making, material expenditures or incurring delays with respect to environmental protection, and health and safety laws and regulations. However, there is no guarantee that additional pre-existing conditions will not be discovered and that the Company will not encounter material liabilities or delays.

    Leverage
    --------

     The Company is highly leveraged. As of December 31, 1998, the Company's total long-term indebtedness was approximately $176.6 million and its stockholders' deficit was approximately $24.2 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, such cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable


                                    PART III

     The Board of Directors of LLGC has established April 27, 1999 as the annual meeting date of stockholders.


 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be set forth in LLGC's Proxy Statement for the 1999 Annual Meeting of Stockholders of LLGC, which information is incorporated by reference herein.


 ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be set forth in LLGC's Proxy Statement for the 1999 Annual Meeting of Stockholders of LLGC, which information is incorporated by reference herein.


 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be set forth in LLGC's Proxy Statement for the 1999 Annual Meeting of Stockholders of LLGC, which information is incorporated by reference herein.


 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be set forth in LLGC's Proxy Statement for the 1999 Annual Meeting of Stockholders of LLGC, which information is incorporated by reference herein.

 ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.

            Included in Part II of this Report:

            Report of Independent Accountants
            Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations -- for the years ended
                  December 31, 1998, 1997 and 1996
            Consolidated Statements of Mandatory Cumulative Redeemable Preferred
                  Stock and Stockholders' Deficit - for the years ended December 31, 1998, 1997 and 1996
            Consolidated Statements of Cash Flows - for the years ended December
                  31, 1998, 1997 and 1996
            Notes to Consolidated Financial Statements

  (a)(2)    Financial Statement Schedules.

            Included in Part III of this Report -- Unconsolidated financial statements Lady Luck Bettendorf, L.C., an unconsolidated 50% or less owned investee accounted for under the equity method included in
            Item 14(d):

            Report of Independent Accountants
            Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations -- for the years ended
                  December 31, 1998, 1997 and 1996
            Consolidated  Statements  of Members'  Equity -- for the years ended
                  December 31, 1998, 1997 and 1996
            Consolidated  Statements  of  Cash  Flows  -- for  the  years  ended
                  December 31, 1998, 1997 and 1996
            Notes to Consolidated Financial Statements


   (a)(3)   Exhibits.

Exhibit
Number   Description of Exhibits
-------  -----------------------

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

4.24 First Amendment to Stockholders Agreement dated as of June 9, 1993, by and among Andrew H. Tompkins and the Stockholders named therein. Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 Registration Statement filed by Lady Luck Gaming Corporation under the Securities Act (No. 33- 91616)(the "Form S-4, No. 91616").

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

4.31 Pledge Agreement between Lady Luck Quad Cities, Inc. and First Trust National Association. Incorporated by reference to Exhibit 4.31 to the 1995 Form 10-K

10.1. Lease for parking lot in Biloxi, Mississippi dated May 28, 1993 by and between John M. Mladnick and Lady Luck Biloxi, Inc. Incorporated by reference to Exhibit 10.18 to the Form S-1.

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

10.10 Silver Land, Inc. Amended and Restated Lease Agreement dated December 31, 1992 Incorporated by reference to Exhibit 10.8 to the Form S-1.

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

10.14 Lease for parking lot in Central City, Colorado dated June 1, 1993 by and among Gold Coin Incorporated and J. Scott Bradley and Phyllis M. Brown (Lots 1-12). Incorporated by reference to Exhibit 10.21 to the Form S-4 Registration Statement filed by Lady Luck Gaming Corporation under the Securities Act (No. 33-65232) (the "Form S-4, No. 65232").

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

10.52 Commercial Contract to Buy and Sell Real Estate dated February 6, 1998 between Gold Coin, Inc., a Delaware corporation and J. D. Carelli.

10.53 Agreement for Purchase and Sale of Business Assets dated February 6, 1998 between Gold Coin, Inc., a Delaware corporation and Stage Stop Gaming Hall, Inc.

21       Subsidiaries of Lady Luck Gaming Corporation.

27       Financial Data Schedule.

        (b)   Reports on Form 8-K.

              None.

        (c)   Financial Statement Schedules
              Lady Luck Bettendorf, L.C.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1999.

                                    LADY LUCK GAMING CORPORATION


                                    By:   /s/ Andrew H. Tompkins
                                          Andrew H. Tompkins
                                          (Chairman of the Board and Chief
                                           Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Andrew H. Tompkins                                            March 30, 1999
   Andrew H. Tompkins
   (Chairman of the Board, Principal Executive Officer
     and Director)

/s/ Alain Uboldi                                                  March 30, 1999
   Alain Uboldi
   (President, Chief Operating Officer and Director)

/s/Lawrence P. Tombari                                            March 30, 1999
   Lawrence P. Tombari
   (Senior Vice President,  Chief Financial Officer and
   Principal Financial Officer)

/s/James D. Bowen                                                 March 30, 1999
   James D. Bowen
   (Vice President Finance and Principal Accounting Officer)

/s/Rory J. Reid                                                   March 30, 1999
   Rory J. Reid
   (Senior Vice President,  General Counsel,
    Secretary and Director)

/s/Minxin Pei                                                     March 30, 1999
   Minxin Pei, Director

/s/Anthony J. Drexel Biddle III                                   March 30, 1999
   Anthony J. Drexel Biddle III, Director

/s/James A. Bilbray                                               March 30, 1999
   James A. Bilbray, Director

/s/Charles Brewer                                                 March 30, 1999
   Charles Brewer, Director