Form 10-Q
period 1999-03-31
LADY LUCK GAMING CORP
filed 1999-05-14
CIK 906527

===============================================================================

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q
(MARK ONE)

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

                                       OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to

                           Commission File No. 0-22436

                          Lady Luck Gaming Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                88-0295602
     (State or other jurisdiction of           (I. R. S. employer
     incorporation or organization)           identification number)

          206 North Third Street, Las Vegas, Nevada        89101
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (702) 477-3000

               --------------------------------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 3, 1999 there were 4,881,003 shares of common stock, $.006 par value per share, outstanding.

===============================================================================

PART I. FINANCIAL INFORMATION

        Item 1. FINANCIAL STATEMENTS


                         LADY LUCK GAMING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                     ASSETS

                                                    March 31,    December 31,
                                                      1999           1998
                                                  ------------   ------------
Current assets:
  Cash and cash equivalents...................... $     28,440   $     28,834
  Marketable securities..........................       16,613         19,219
  Accounts receivable, net.......................        1,002            862
  Inventories....................................          965            946
  Prepaid expenses...............................        1,180          1,333
                                                  ------------   ------------
   Total current assets..........................       48,200         51,194
                                                  ------------   ------------

Property and equipment, net of accumulated
   depreciation and amortization of $32,953 and
   $31,352 as of March 31, 1999 and December 31,       127,791        120,904
   1998, respectively............................

Other assets:
  Deferred financing fees and costs, net of
    accumulated amortization of $4,429 and
    $4,212 as of March 31, 1999 and December 31,
    1998, respectively...........................        1,658          1,875
  Investment in unconsolidated affiliate, net....       15,548         14,412
  Other..........................................        3,468          3,300
                                                  ------------   ------------
                                                        20,674         19,587
TOTAL ASSETS..................................... $    196,665   $    191,685
                                                  ============   ============



             The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                          LADY LUCK GAMING CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                    March 31,    December 31,
                                                       1999          1998
                                                  ------------   ------------
Current liabilities:
  Current portion of long-term debt.............  $        539   $        595
  Accrued interest..............................         1,842          1,834
  Accounts payable..............................         2,263          1,915
  Construction payables.........................         5,988          3,951
  Accrued property taxes........................           392          1,300
  Other accrued liabilities.....................         9,056          9,106
                                                  ------------   ------------
    Total current liabilities...................        20,080         18,701
                                                  ------------   ------------

Long-term debt:
  Mortgage notes payable........................       173,500        173,500
  Other long-term debt..........................         3,012          3,084
                                                  ------------   ------------
    Total long-term debt........................       176,512        176,584
                                                  ------------   ------------
      Total liabilities.........................       196,592        195,285
                                                  ------------   ------------

Commitments and contingencies (Notes 5 through 8)

Series A mandatory cumulative  redeemable
  preferred stock, $48.90 and $47.53, as
  of March 31, 1999 and December 31, 1998,
  respectively per share liquidation value,
  1,800,000 shares authorized, 433,638 shares
  issued and outstanding........................        21,203         20,611
                                                  ------------   ------------
Stockholders' deficit:
  Common stock, $.006 par value, 75,000,000
   shares authorized, 4,881,003 shares issued
   and outstanding..............................            29             29
  Additional paid-in capital ...................        31,382         31,382
  Accumulated deficit...........................       (52,541)       (55,622)
                                                  ------------   ------------
    Total stockholders' deficit.................       (21,130)       (24,211)
                                                  ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.....  $    196,665   $    191,685
                                                  ============   ============




              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                          LADY LUCK GAMING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         1999        1998
                                                      ----------  ----------
Revenue:
   Casino.........................................    $   32,277  $   36,478
   Food and beverage..............................         3,550       4,688
   Hotel..........................................         1,090         995
   Equity in net income of unconsolidated
     affiliate....................................         1,412       1,468
   Management fees from unconsolidated affiliate..           598         508
   Other..........................................           907       1,002
                                                      ----------  ----------
     Gross revenues................................       39,834      45,139
     Less:  Promotional allowances.................       (3,101)     (3,958)
                                                      ----------  ----------
     Net revenues..................................       36,733      41,181
                                                      ----------  ----------
Costs and expenses:
   Casino.........................................        13,106      15,432
   Food and beverage..............................         1,046       1,477
   Hotel..........................................           382         267
   Other..........................................            11          61
   Selling, general and administrative............        10,304      12,696
   Related party license fees.....................         1,058         965
   Depreciation and amortization..................         2,090       2,390
                                                      ----------  ----------
      Total costs and expenses....................        27,997      33,288
                                                      ----------  ----------

Operating income..................................         8,736       7,893

Other income (expense):
   Interest income................................           329         263
   Interest expense...............................        (5,196)     (5,584)
   Other..........................................          (166)          -
                                                      ----------  ----------
      Total other income (expense)................        (5,033)     (5,321)
                                                      ----------  ----------

Income before income tax provision................         3,703       2,572

Income tax provision..............................            30          15
                                                      ----------  ----------

NET INCOME........................................         3,673       2,557

Preferred stock dividends.........................           592         529
                                                      ----------  ----------
Income applicable to common stockholders..........    $    3,081  $    2,028
                                                      ==========  ==========

BASIC AND DILUTED NET INCOME PER SHARE

   Applicable to common stockholders............      $     0.63  $     0.42
                                                      ==========  ==========
Weighted average number of common shares
   outstanding..................................       4,881,003   4,881,003
                                                      ==========   =========

              The accompanying notes are an integral part of these
                       condensed consolidated statements.
                                       4

                          LADY LUCK GAMING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (in thousands, except Supplemental Schedule)
                                   (Unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                      ----------------------
                                                         1999        1998
                                                      ----------  ----------
Cash flows from operating activities:
   Net income.......................................  $    3,673  $    2,557
   Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
      Depreciation and amortization.................       2,090       2,390
      Amortization of bond offering fees and costs..         217         217
      Equity in net income of unconsolidated
        affiliate...................................      (1,412)     (1,468)
   (Increase) decrease in assets:
      Accounts receivable...........................        (140)       (183)
      Inventories...................................         (19)        (25)
      Prepaid expenses..............................         153         232
   Increase (decrease) in liabilities:
      Accounts payable..............................         348        (817)
      Other accrued liabilities.....................        (950)         37
                                                      ----------  ----------
Net cash provided by (used in) operating
   activities.......................................       3,960       2,940
                                                      ----------  ----------
Cash flows from investing activities:
   Purchase of property and equipment...............      (8,891)     (1,571)
   Sales of marketable securities...................       2,606           -
   Construction payables............................       2,037           -
   Distributions of earnings from unconsolidated
   affiliate........................................         276           -
   Restricted cash..................................           -       5,578
   Other............................................        (168)        205
                                                      ----------  ----------
Net cash provided by (used in) investing
    activities......................................      (4,140)      4,212
                                                      ----------  ----------
Cash flows from financing activities:
   Payments on debt and slot contracts..............        (214)     (1,034)
                                                      ----------  ----------
Net cash provided by (used in) financing
    activities......................................        (214)     (1,034)
                                                      ----------  ----------
Net increase (decrease) in cash and cash
   equivalents......................................        (394)      6,118
Cash and cash equivalents, beginning of period......      28,834      19,552
                                                      ----------  ----------
Cash and cash equivalents, end of period............  $   28,440  $   25,670
                                                      ==========  ==========

Supplemental disclosures of cash flow information:
   Cash paid during period for interest (net of
     amount capitalized of $272 in the three months
     ended March 31, 1999)..........................  $    4,972  $    5,353
                                                      ==========  ==========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

     The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $592,000 and $529,000 in unpaid accrued dividends for the three month periods ended March 31, 1999 and 1998, respectively.

     The Company  entered  into several  contracts  with  manufacturers  for the purchase of slot machines and other assets which totaled approximately $86,000 and $287,000 for the three month periods ended March 31, 1999 and 1998, respectively.

     Effective February 19, 1998, a subsidiary of the Company sold substantially all of its real property and operating assets to the holder of a $2,750,000 mortgage note in exchange for forgiveness of the mortgage note and the assumption of specific liabilities.


              The accompanying notes are an integral part of these
                       condensed consolidated statement.
                                       5

                         LADY LUCK GAMING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   The Company and Basis of Presentation

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three month period ended March 31, 1999 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management is the evaluation of the recoverability of the carrying values of the land held for development, a partially completed gaming vessel and the reserve for disposition costs related to the sale of Lady Luck Biloxi's operating assets as more fully described below. The Company has made certain financial statement reclassifications for the three month period ended March 31, 1998 in order to classify amounts in a manner consistent with the three month period ended March 31, 1999.

     The  consolidated  financial  statements  of Lady Luck  Gaming  Corporation
("LLGC"), a Delaware corporation, include the accounts of LLGC and its subsidiaries (collectively the "Company"). For the periods presented in the financial statements, the Company's operations primarily include those of LLGC, Lady Luck Gaming Finance Corporation ("LLGFC"), a Delaware corporation; Magnolia Lady, Inc. ("MLI"), Lady Luck Mississippi, Inc. ("LLM"), Lady Luck Biloxi, Inc. ("LLB") and Lady Luck Tunica, Inc. ("LLT"), each a Mississippi corporation (collectively the "Mississippi Companies"); and L. L. Gaming Reservations, Inc. ("LLGR"), a Nevada corporation. The Company also owns a 50% interest in a joint venture with Bettendorf Riverfront Development Company ("BRDC") which is and has been accounted for under the equity method. The Company's financial statements also include the development efforts of Lady Luck Kimmswick, Inc. ("LLK"), a 93% owned Missouri corporation; and Lady Luck Vicksburg, Inc. ("LLV") a Mississippi corporation. LLGC and its subsidiaries were organized to develop and operate gaming and hotel properties in emerging jurisdictions.

     LLGC and LLGFC were formed in February 1993. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi and acquired and took over operation of the 147-room River Park Hotel in Natchez, Mississippi on April 15, 1996; LLB began dockside casino operations on December 13, 1993 in Biloxi, Mississippi and sold its real property and operating assets and ceased operations effective June 7, 1998; MLI, which does business as Lady Luck Casinos & Entertainment Resort commenced dockside gaming operations on June 27, 1994 in Coahoma County, Mississippi, commenced operation of a 173-room hotel on August 16, 1994, commenced gaming operations of Country Casino and the Pavilion on May 21, 1996 and acquired and took over operation of the 120-room Riverbluff Hotel in Helena, Arkansas on July 3, 1996; LLT which currently leases a gaming vessel to Lady Luck Bettendorf, LC, an Iowa limited liability company (see below); LLGR began operating a central reservations center for the Company's hotels on September 3, 1996; Lady Luck Quad Cities, Inc. ("LLQC"), a Delaware corporation and subsidiary of the Company, LLQC formed a joint venture with BRDC, Lady Luck Bettendorf, LC, (the "Bettendorf Joint Venture") to operate a casino in Bettendorf, Iowa which commenced operations on April 21, 1995 and commenced operation of a 256-room hotel on August 29, 1998. LLK and LLV are in various stages of development and have no operating history.

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

3.   Reverse Stock Split,  Nasdaq  National  Market Listing and Net Income Per
     Share

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

     On October 19, 1998, the Company was informed by the Nasdaq National Market that, based on its staff's review, the Company's Common Stock failed to maintain market value of public float, composed of total shares outstanding reduced by those held by directors and officers, as defined, greater than or equal to $15.0 million, in accordance with Marketplace Rule 4450(b)3 under Maintenance Standard
2. The Nasdaq National Market indicated that it will provide the Company a period of time to demonstrate compliance. If the Company is unable to demonstrate compliance during the period, the Company's Common Stock may be delisted. If the Company is unable to achieve compliance, it may seek further procedural remedies, but the Company cannot guarantee that it will be successful in the employment of any of these remedies. However, the Company believes that it would be eligible for listing on the Nasdaq Smallcap Market, but no guarantee can be provided that the Company would be in fact eligible for Nasdaq Smallcap Market listing.

4.   Investment in Unconsolidated Affiliate

     The Company's investment in its joint venture with BRDC is accounted for under the equity method and the Company's portion of income or loss from the joint venture is included in Equity in Net Income of Unconsolidated Affiliate in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998.

     Bettendorf Joint Venture

     In December 1994, the Company entered into the Bettendorf Joint Venture with BRDC to develop and operate a casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). The joint venture agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC has been leasing certain real property to the Bettendorf Joint Venture at a lease rate equal to $150,000 per month. Effective September 1998, this real estate lease was amended to include a temporary parking easement necessary, due to the addition of the hotel, for an additional lease rate of $20,000 per month. The Company is leasing a gaming vessel with a cost of $21,635,000 and a carrying value net of accumulated depreciation as of March 31, 1999 of $19,234,000 to the Bettendorf Joint Venture for approximately $189,000 per month, which amount was determined based on arms-length negotiations between the Company and BRDC. This lease is for an initial term of 5 years, expiring in May 2000, with a 10-year renewal option. Pursuant to a former equipment lease, effective January 1, 1998, the Company sold specific gaming equipment to the Bettendorf Joint Venture for a negotiated amount of $712,000 cash. The Company's rental income relating to the gaming vessel lease was $567,000 for each of the three months ended March 31, 1999 and 1998.

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

     Summarized balance sheet information for the Bettendorf Joint Venture as of March 31, 1999 and December 31, 1998 is as follows (in thousands):

                                                March 31,    December 31,
                                                   1999          1998
                                              ------------   ------------
      Current assets........................  $      9,366   $      6,870
      Property and equipment, net...........        52,498         52,727
      Other.................................           524            750
                                              ------------   ------------
        Total assets........................  $     62,388   $     60,347
                                              ============   ============
      Current liabilities...................  $      6,114   $      8,154
      Long-term liabilities.................        25,178         23,370
      Members' equity.......................        31,096         28,823
                                              ------------   ------------
        Total liabilities   and   members'
          equity ...........................  $     62,388   $     60,347
                                              ============   ============

     Summarized results of operations for the Bettendorf Joint Venture for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                   1999          1998
                                              ------------   ------------
      Net revenues..........................  $     22,199   $     19,125
      Costs and expenses....................        19,374         16,189
                                              ------------   ------------
          Net income........................  $      2,825   $      2,936
                                              ============   ============


     A summary of changes in the Company's investment in the Bettendorf Joint Venture for the three month periods ended March 31, 1999 and 1998 are as follows (in thousands):

                                                  1999          1998
                                              ------------   ------------
Investment, beginning of period.............  $     14,412   $      9,313
Equity in net income of unconsolidated
  affiliate.................................         1,412          1,468
Distribution to members.....................          (276)            -
                                              ------------   ------------
Investment, end of period.................    $     15,548   $     10,781
                                              ============   ============

     Included  in  the  Company's   Retained  Earnings  at  March  31,  1999  is
$12,548,000 of undistributed earnings of the Bettendorf Joint Venture.

5.   Long-term Debt

     At March 31, 1999 and December 31, 1998, long-term debt consisted of the following (in thousands):

                                                      March 31,    December 31,
                                                        1999          1998
                                                    ------------   ------------
   $185,000, 11 7/8% First Mortgage Note;
     quarterly payments of interest only;
     due March 2001; collateralized by
     substantially all assets of the Company
     and guaranteed by LLGC (the "2001 Notes")....  $    173,500   $    173,500

   Note payable to an individual; monthly payments
     of principal and interest at 8.5%; due
     March 2018; collateralized by
     a deed of trust..............................           342            344

   Note payable to a bank; monthly payments of
     principal and interest at 8%; due November
     2008; collateralized by deed of trust........           194            198

   Notes payable to corporations; monthly payments
     of principal and interest at rates up to
     12.5%; due December 2002; secured by
     the equipment................................           415            494

   Mortgage note payable to a corporation;
     quarterly payments of principal and
     interest at prime plus 1 1/2%
     based on a 20 year amortization;
     due April 2006; collateralized by a deed
     of trust.....................................         2,585          2,623

   Other..........................................            15             20
                                                    ------------   ------------
                                                         177,051        177,179
   Less: current portion..........................          (539)          (595)
                                                    ------------   ------------
     Total long-term debt.........................  $    176,512   $    176,584
                                                    ============   ============

     The Indenture, as amended and supplemented (the "Indenture"), covering the Company's 11 7/8% First Mortgage Notes due 2001 (the "2001 Notes") provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness, (c) to make asset sales,
(d) to engage in other lines of business, and (e) requires the Company to maintain a minimum consolidated net worth, as defined in the Indenture. The Company believes it is in compliance with the Indenture, as amended and supplemented, as of March 31, 1999.

     Andrew H. Tompkins, Chairman and Chief Executive Officer of the Company, beneficially owns approximately 46% of the Company's outstanding Common Stock. Mr. Tompkins also owns a casino-hotel in Las Vegas, Nevada and the Lady Luck trademark and a customer list, which the Company licenses from him. The Las Vegas casino-hotel has incurred substantial indebtedness and is in default on that debt as of March 14, 1999. Mr. Tompkins is personally liable for the debt and has pledged certain of his assets, including the Lady Luck trademark and customer list, as collateral for the benefit of the holders of that indebtedness. As a result of the current default, these lenders are entitled to the benefit of this collateral and could foreclose on the pledge and seize the Lady Luck trademark and customer list and sell them to a third party. In addition, Mr. Tompkins may be required to sell his Common Stock in the Company, the trademark and the customer list to satisfy the debt.

     Pursuant to the Indenture, a sale of Mr. Tompkins' Common Stock resulting in another person beneficially owning more than 35% of the Company's outstanding common stock would trigger a Change in Control event, which would in turn permit any holder of the Company's outstanding 2001 Notes to require the Company to repurchase all or any part of such holder's 2001 Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. As of April 16, 1999, the closing market price of the 2001 Notes, as reported by Donaldson, Lufkin and Jenrette, was 101.75%.

6.   Employment Agreements

     On October 24, 1994, LLGC entered Letter Agreements with Alain J. Uboldi, LLGC's President, Chief Operating Officer and Director, and Rory J. Reid, LLGC's Senior Vice-President, General Counsel, Secretary and Director (the "Agreements"). The Agreements were for an initial term of three years, and on each October 24, beginning October 24, 1997, the Agreements are automatically extended for an additional year, unless terminated by the Company on or before July 24 of that year. The Agreements provide that in the event of a change of control, as defined in the Agreements, and the subsequent termination of the employment of either Mr. Uboldi or Mr. Reid, under certain circumstances, LLGC would be required to pay to Mr. Uboldi and Mr. Reid a lump sum severance payment equal to 2.99 times the sum of their respective annual base salary plus the amount of any bonus paid in the year preceding such termination. In the event of such termination, Mr. Uboldi and Mr. Reid would also receive in cash an amount equal to the difference between the exercise price of each option held by Mr. Uboldi or Mr. Reid (whether or not fully exercisable) and the current price of LLGC's common stock. Further, in connection with the Agreements, Mr. Uboldi and Mr. Reid would receive life, disability, accident and health insurance benefits substantially similar to those they are receiving immediately prior to their termination for a 36-month period after such termination. A sale of Mr. Tompkins' Common Stock resulting in another person beneficially owning more than 30% of the Company's outstanding Common Stock or a change in the persons constituting a majority of the board of directors over a two-year period (unless new directors are elected or nominated by two-thirds of the directors who were directors at the beginning of the period) would trigger the change of control provisions in the Agreements.

7.   Litigation

     Shareholder Class Action Lawsuits
     ---------------------------------

     The Company has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, among other things, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear, Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint. On October 8, 1997, the Company was served with an order of the court dismissing all of the Plaintiffs' claims under
Section 10(b) of the Exchange Act and 11 of the Plaintiffs' 16 claims under Sections 11, 12 and 15 of the Securities Act with prejudice for failing to adequately state a claim. The court also ordered the Plaintiffs to file, and the Plaintiffs have filed, an amended complaint regarding the five claims under Sections

11, 12 and 15 of the Securities Act which were not dismissed with prejudice. While the outcome of this matter cannot presently be determined, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

     Greek Lawsuits
     --------------

     The Company and particular joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $7.0 million as of April 15, 1999 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest. The case is still in its preliminary stage and its outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

     A Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. During February 1999, the Company settled this action for $335,000, including any accrued interest, the amount of which had been reserved fully in 1997.

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

     During  November  1996,  Lady  Luck  Central  City,  Inc.  entered  into  a
Memorandum of Understanding (the "Memorandum") with BWCC, Inc., which does business as Bullwhackers-Central City ("Bullwhackers"). The Memorandum provided for a combination of the respective companies' gaming establishments that currently operate on adjacent real property in Central City. As a result of the Memorandum, the parties negotiated and purportedly executed a definitive Operating Agreement and Lease Agreement in September 1997. During the fourth quarter of 1997, Bullwhackers refused to honor these definitive agreements, and accordingly, the Company commenced suit against Bullwhackers. During the three months ended March 31, 1999, the Company and Bullwhackers reached an agreement in principle whereby the Company expects to receive $300,000 as a settlement from Bullwhackers. The settlement will not be recognized until the payment is received.

8.   Commitments and Contingencies

     Lease Commitments
     -----------------

     LLGC, on its own or through its operating subsidiaries, has entered into a series of leases and options to lease in various locations where it is operating or intends to develop and operate dockside casinos. The leases are primarily for a term of 40 years from the date of execution and are cancelable at the option of LLGC with a minimum period of notice of 60 days, with the exception of certain leases entered into by LLB and Lady Luck Gulfport, Inc. that are cancelable on six-months notice on the fifth anniversary of the commencement date of such leases and on six-months notice on any fifth anniversary date thereafter. In addition, LLGC, on its own or through its operating subsidiaries, has entered into certain options to either lease or purchase additional property in other states. Most of the leases are contingent on regulatory approval of the lease and all leases contain certain periodic rent adjustments.

     Construction Commitments
     ------------------------

          Bettendorf Joint Venture
          ------------------------

     Pursuant to a development agreement with the City of Bettendorf, the Bettendorf Joint Venture is developing a marina with seasonal transient docking facilities. The development agreement requires that in the event that the construction of the marina is not completed before April 1, 1999, unless completion is restricted beyond the control of the Bettendorf Joint Venture, the Bettendorf Joint Venture must pay the City $100,000 per month until the project has been completed. As of April 1,1999, the Bettendorf Joint Venture had incurred approximately $68,000 of costs related to the marina and anticipates that, if constructed, the marina will cost an additional amount not in excess of $1,000,000. The Bettendorf Joint Venture is currently pursuing the necessary licenses for development of the marina. As approvals for the licenses are pending environmental evaluations and flood plain analyses, the continued development of the marina is beyond the control of the Bettendorf Joint Venture thus no liquidated damages are being assessed.

     In addition, the Bettendorf Joint Venture is responsible in 1999 for demolishing the Plaza building at 1823 State Street and preparing the site for donation back to the City. The Bettendorf Joint Venture estimates this process will cost $200,000.

          Service Marine Vessel
          ---------------------

     The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of March 31, 1999, approximately $6.0 million ($3.0 million net of reserves and accruals) has been expended under this contract and approximately $1.9 million is included in construction payables. Construction has been discontinued and is not anticipated to resume until such time as a suitable development project proceeds. During 1998, the contractor filed for bankruptcy. The filing listed $1.5 million as an accrued construction receivable and did not list the partially completed vessel as an asset. The Company is relocating the vessel from the shipyard at a cost not expected to exceed $300,000 including interim storage.

          Country Hotel
          -------------

     During August 1998, MLI entered into an agreement for and began the construction of a new 314-room hotel adjacent to its Country Casino. The hotel opened April 30, 1999. The Company has funded the construction primarily with the proceeds from the sale of substantially all of LLB's operating assets. As of March 31, 1999, approximately $13.8 million of the project had been completed and total costs are not expected to exceed $17.0 million.

          Generators
          ----------

     During March 1999, MLI entered into an agreement for the production of five new generators for the Lady Luck Casinos and Entertainment Resort. The cost of production and installation of the generators is expected not be exceed $4.1 million and is scheduled to be completed during the second quarter of 1999.

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

     As of March 31, 1999, the Company has invested approximately $8.7 million ($5,000 of which was invested during the three months ended March 31, 1999) in the Missouri Project, including the vessel construction noted above. Development costs have been fully reserved and the vessel construction costs have been reduced by a $3.0 million write-down recognized during 1997, leaving approximately $3.0 million of property and equipment, net of these reserves and an approximately $1.9 million construction payable. The Missouri Project is estimated to cost an additional $105.0 million to complete. The proposed project has received the appropriate zoning approval from the Jefferson County Planning Commission and has received a U.S. Army Corps of Engineers 404 permit. However, a new permit might be necessary due to changes in the proposed project design subsequent to receiving the permit.

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

     A gaming license was granted to LLV on August 18, 1994 and has subsequently been renewed through July 2000. As of March 31, 1999 the Company has invested approximately $14.6 million ($69,000 of which was invested during the three months ended March 31, 1999) in the Vicksburg Project, with net property and equipment and deposits remaining of approximately $8.4 million after project development cost write-downs and reserves for assets which may not be usable in the project as currently contemplated. Management's estimate of net realizable value is based on assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg Site for the development of a casino project and the ability of the Company to obtain a joint venture partner and capital to develop the project. Changes in these assumptions could result in changes in the estimated net realizable value of the property. The total cost of the project is initially estimated to be approximately $100.0 million, although the Company is currently revising the development plan.

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

     Environmental Matters
     ---------------------

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act, the Occupational Safety and Health Act, and similar state statutes.

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

     Leverage
     --------

     The Company is highly leveraged. As of March 31, 1999, the Company's total long-term indebtedness was approximately $176.5 million and its stockholders' deficit was approximately $21.1 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, such cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.
Generally,  the words  "anticipates,"  "believes,"  "estimates,"  "expects"  and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals for them; changes in regulations affecting the gaming industry; the continued operation of the Helena Bridge connecting Arkansas to Coahoma County, Mississippi, the location of the Lady Luck Casinos and Entertainment Resort; the ability of the Company to comply with its Indenture covering the First Mortgage Notes Due 2001 (the "2001 Notes"); the ability of the Company to retain or obtain Nasdaq listings; future acquisitions or strategic partnerships; general business and economic conditions; the Company's ability to become Year 2000 compliant in a timely manner and within its cost estimates including the risk that one or more of the representations provided to the Company by its suppliers may ultimately be proven false; and other factors described at various times in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. These forward-looking statements speak only as of the date they are made. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based. See "--Certain Risks and Uncertainties" below for discussion of some of these factors.

Results of Operations

Three Months Ended March 31, 1999 Compared to the Three Months Ended
   March 31, 1998

     For the three months ended March 31, 1999 as compared to 1998, consolidated gross revenues decreased to $39.8 million from $45.1 million, respectively, a decrease of $5.3 million or 12%.

     Comparisons of the Company's consolidated gross revenues between periods may not be meaningful to the extent they reflect two significant changes related to the Company's strategy to sell its underperforming assets. Since January 1, 1998, the Company has sold: (1) substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with its Lady Luck Biloxi casino effective June 11, 1998; and (2) substantially all of the operating assets of Lady Luck Central City effective February 19, 1998. The Company's gross revenues from operations during the three months ended March 31, 1998 due to these asset sales are as follows (in millions):

           Lady Luck Biloxi                            $7.0
           Lady Luck Central City                       0.5

     Gross revenues at the Lady Luck Casinos & Entertainment Resort increased from $26.3 million to $27.4 million, an increase of $1.1 million or 4%, during the three months ended March 31, 1998 and 1999, respectively. The Lady Luck Casinos & Entertainment Resort's gross revenues increased despite: (1) severe storms in Arkansas during the first two weeks of January 1999 which adversely affected access by those customers; and (2) disruption caused by the construction of the 314-room hotel adjacent to the Country Casino. The increase was due to an 11% increase in the amount wagered on slot machines offset partially by a decrease in table games revenues.

                          LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS


     Gross revenues at Lady Luck Natchez increased from $8.8 million to $9.8 million, an increase of $1.0 million or 11%, during the three months ended March 31, 1998 and 1999, respectively. Lady Luck Natchez's gross revenues increased due to a $900,000 increase in slot machine revenues and a $100,000 increase in food and beverage revenues. These increases were due to the following: (1) the addition of more bus line runs; (2) a shift from direct mail and promotions to more special events and advertising; (3) the addition of a nearby off-site full-service restaurant that attracted an increased number of new visitors; and
(4) the remodeling of two additional floors of the River Park Hotel between comparative periods which are believed to have attracted more affluent customers.

     The Company's investment in the Bettendorf joint venture is accounted for under the equity method and the Company's portion of income or loss from the joint venture is included in gross revenues. In addition, the Company's gross revenues include income from leasing a gaming vessel to the Bettendorf joint venture and management fee income for managing the Bettendorf joint venture's operations. The combined gross revenues recognized by the Company related to these items remained relatively constant at $2.6 million and $2.5 million during the three months ended March 31, 1999 and 1998, respectively. This is despite an increase in the Bettendorf joint venture's gross revenues from $20.3 million to $23.6 million, an increase of $3.3 million or 16%, which did not result in a corresponding increase in its net income. This increase in gross revenues was due primarily to a $2.0 million increase in slot machine revenues between periods and recognition of $900,000 of hotel revenues during the three months ended March 31, 1999 related to its 256-room hotel which opened in September 1998. The increase in slot machine revenues was primarily due to a 22% increase between periods in the average number of slot machines in operation as part of the facilities' expansion completed during September 1998. These revenues did not result in a corresponding increase in the joint venture's net income due primarily to the following: (1) $1.4 million increase in casino operating expenses primarily related to relatively larger increases in slot department expenses for such items as complimentaries, payroll, equipment and rentals; (2) $700,000 of operating expense for the 256-room hotel; and (3) $300,000 of additional interest and $400,000 of additional depreciation and amortization related to the expansion.

     Consolidated casino operating expenses as a percentage of consolidated casino revenues decreased from 42% in the three months ended March 31, 1998 to 41% in the three months ended March 31, 1999, primarily due to the following:
(1) the ceasing of operations in February 1998 of Lady Luck Central City and in June 1998 of Lady Luck Biloxi, which properties historically operated at less favorable margins than the Company's average margin; and (2) reductions in the relative cost of complimentary rooms, food and beverage furnished to casino customers. These decreases were offset partially by the following: (1) increases in payroll and related costs at the Lady Luck Casino & Entertainment Resort in an effort to improve the quality of service to customers; and (2) increased cash incentives to slot machine customers at the Lady Luck Casino & Entertainment Resort in relation to slot revenues due to relatively more of its customers using slot club cards while playing slot machines.

     Food and beverage costs and expenses, prior to reclassifying the cost of complimentaries, as a percentage of related revenues decreased from 90% for the three months ended March 31, 1998 to 85% for the three months ended March 31, 1999. This decrease was primarily due to the closing in February 1998 of Lady Luck Central City and June 1998 of Lady Luck Biloxi, which properties historically have operated at less favorable margins than the Company's other properties. The effects of these reductions were partially offset by increases in labor and food and beverage costs relative to food and beverage revenues at Lady Luck Natchez and the Lady Luck Casinos & Entertainment Resort.

     Gross room revenues for the River Park Hotel increased approximately 10% during the three months ended March 31, 1999 compared with the prior year three months. Approximately 40% of the hotel's rooms underwent remodeling since the three months ended March 31, 1998, which enabled Lady Luck Natchez to increase its average daily room rate from $37 to $44, an increase of $7 or 19%. The additional gross room revenues from the increase in the

                          LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS

average daily room rate was offset partially by a 3% decrease in occupancy from 75% to 72% between comparative three month periods. Combined gross room revenues at the Riverbluff hotel and the Rhythm & Blues hotel at Lady Luck Casinos & Entertainment Resort were somewhat disrupted by construction of its 314-room Country hotel which opened April 30, 1999; however, during the three months ended March 31, 1999 as compared with the prior year, combined gross room revenues of the Riverbluff and Rhythm & Blues hotels increased by approximately 6%. Between comparative periods, the Riverbluff hotel's occupancy rate increased from 70% to 73%, while average daily room rates increased from $25 to $28. The Rhythm & Blues hotel's occupancy rate increased from 87% to 90% between comparative periods and average daily room rates increased from $44 to $47. Increased offerings of hotel rooms at these facilities to patrons on a complimentary basis positively affected occupancy rates. The Lady Luck Bettendorf hotel, which opened during September 1998, experienced an occupancy rate of 71% during the three months ended March 31, 1999 and achieved an average daily room rate of $53.

     Selling, general and administrative expenses as a percentage of total gross revenues decreased from 28% to 26% during the three months ended March 31, 1998 and 1999, respectively. The decrease was primarily due to the following: (1) the absence of operations of the relatively underperforming Lady Luck Biloxi, which historically operated at less favorable margins than the Company's average; (2) a decrease in casino marketing expenses as a percentage of total gross revenues at the Lady Luck Casinos & Entertainment Resort over the prior year three month period due to a shift from advertising to bus programs; and (3) reductions in facilities expenses such as repairs, maintenance, utilities and insurance at Lady Luck Natchez due to the absence in the current period of storm damage to the power system which had occurred in the prior period. These decreases were partially offset by the following: (1) increased administrative payroll and related costs; and (2) increased record retention costs related to optically scanning a significant amount of back office documents and storing the images on compact discs for later retrieval.

     Operating income was $8.7 million for the three months ended March 31, 1999, an $800,000 improvement over the $7.9 million for the three months ended March 31, 1998. In addition to the changes described above, the increase in operating income was due to a $300,000 decrease in depreciation expense due to the sales of Lady Luck Central City in February 1998 and Lady Luck Biloxi in June 1998 offset partially by a $100,000 increase in related party license fees due to improved earnings.

     Income applicable to common stockholders was $3.1 million or $0.63 per share for the three months ended March 31, 1999 compared $2.0 million or $0.42 per share for the three months ended March 31, 1998. In addition to the changes described above, the increase in income applicable to common stockholders was primarily due to the following: (1) a reduction in net interest expense resulting from the capitalization of interest on funds used during construction of the 314-room Country hotel at the Lady Luck Casinos and Entertainment Resort;
(2) a $100,000 increase in management fees from an unconsolidated subsidiary due to improved earnings at the Bettendorf joint venture; and (3) a $100,000 increase in interest income due to increases in cash and marketable securities received as a result of asset sales and from operations. These positive factors were offset partially by the following: (1) $200,000 of losses on the sale of slot machines; and (2) a $100,000 increase from compounding on unpaid prior dividends on the Company's Mandatory Cumulative Redeemable Preferred Stock.

                          LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS

Operating Casinos

      Dollar amounts shown in the following tables for gross revenues, net revenues, management fee and operating income are in millions. Operating margin is calculated as operating income divided by net revenues.

      Lady Luck Casinos and Entertainment Resort
      ------------------------------------------


                                           Three Months Ended     %Increase
                                                March 31,         (Decrease)
                                           ------------------      1999 vs.
                                             1999      1998          1998
                                           --------  --------     ----------
Gross revenues...........................  $   27.4  $   26.3         4
Net revenues.............................      25.0      23.9         5
Management fee...........................       0.9       0.9         -
Operating income.........................       5.8       6.2        (6)
Operating margin.........................      23%       26%         (3) pts

Average daily net win per table game.....  $  606    $    698       (13)

Average number of tables in operations...      49          50        (2)

Average daily net win per slot machine...  $  151    $    163        (7)

Average number of slot machines in
  operation..............................   1,554       1,334        16


      Lady Luck Natchez
      -----------------


                                           Three Months Ended     %Increase
                                                March 31,         (Decrease)
                                           ------------------      1999 vs.
                                             1999      1998          1998
                                           --------  --------     ----------

Gross revenues...........................  $    9.8  $    8.8        11
Net revenues.............................       9.1       8.0        14
Management fee...........................       0.3       0.3         -
Operating income.........................       1.4       1.2        17
Operating margin.........................      15%       15%          -

Average daily net win per table game.....  $  813    $  808           1

Average number of tables in operations...      16        16           -

Average daily net win per slot machine...  $  123    $  112          10

Average  number  of slot  machines  in
operation................................     643       617           4

                          LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS


      Lady Luck Bettendorf (a)
      --------------------

                                            Three Months Ended     %Increase
                                                March 31,         (Decrease)
                                           ------------------      1999 vs.
                                             1999      1998          1998
                                           --------  --------     ----------
Gross revenues..........................   $   23.6  $   20.3        16
Net revenues............................       22.2      19.1        16
Management fee..........................        0.6       0.5        20
Operating income........................        3.1       2.9         7
Operating margin........................       14%       15%         (1) pt

Average daily net win per table game....   $  684    $  773         (12)

Average number of tables in operations..       43        37          16

Average daily net win per slot machine..   $  170    $  184          (8)

Average number of slot machines in
operation...............................    1,156       951          22
-----------------------

      (a) Lady Luck Bettendorf is 50% owned by LLQC. The Company includes 50% of its net income as equity in net income of affiliates using the equity method of accounting.

                          LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS

Liquidity and Capital Resources

     During the three months ended March 31, 1999, the Company generated $4.0 million in cash from operations. The primary sources during the three months ended March 31, 1999 of cash and non-cash resources were: (1) cash flow from operations; (2) cash on hand at the beginning of the year; (3) $2.6 million from the sale of marketable securities; (4) $300,000 distribution of earnings from the Bettendorf Joint Venture; and (5) the purchase of slot machines on contracts with their manufacturers to be repaid over time. The primary uses of cash and non-cash resources during the three months ended March 31, 1999, other than operating expenditures, include:

     A. $8.9 million for net property and equipment primarily related to the Lady Luck Casinos and Entertainment Resort as follows:

             - $7.8 million for continuation of construction of a 314-room hotel
             -  $400,000 for continuation of remodeling of the Rhythm & Blues
                Hotel
             - $900,000 for commencement of production and installation of new generator systems

     B.    $200,000 for the re-payment of debt and slot contracts.

     C. $100,000 for the acquisition of slot machines and other assets by certain subsidiaries for the incurrence of indebtedness.

     D.    $600,000 for accrual of preferred stock dividends.

     Lady Luck Central City is expected to require cash infusions of $200,000 during 1999, the expense portion of which was fully accrued as of December 31, 1997 for payments on the remaining parking lot leases, including the purchase of the two remaining lots as required by the contracts. The sellers will finance a portion of the purchases. Lady Luck Central City will require additional cash infusions related to these leases in periods beyond 1999 for debt service.

     During the remainder of 1999, Lady Luck Biloxi is expected to require cash infusions of up to $100,000, the expense portion of which was fully accrued as of December 31, 1998, for payments on a lease. The lease cost is $200,000 annually through May 2008, unless an earlier assignment to Grand Casinos of Mississippi, Inc. pursuant to an asset sale agreement can be executed or an early buy-out can be negotiated with the lessor. A reserve was established as of December 31, 1998 for the discounted future expected expense related to this lease. Lady Luck Biloxi may require additional cash infusions related to this lease in periods beyond 1999 for lease payments if the lease is not assigned or bought out.

     Pursuant to a development agreement with the City of Bettendorf, the Bettendorf Joint Venture is developing a marina with seasonal transient docking facilities. The development agreement requires that in the event that the construction of the marina is not completed before April 1, 1999, unless completion is restricted beyond the control of the Bettendorf Joint Venture, the Bettendorf Joint Venture must pay the City $100,000 per month in liquidated damages until the project has been completed. As of April 1,1999, the Bettendorf Joint Venture has incurred approximately $68,000 of costs related to the marina and anticipates that, if constructed, the marina will cost an additional amount not in excess of $1,000,000. The Bettendorf Joint Venture is currently pursuing the necessary licenses for development of the marina. As approvals for the licenses are pending environmental evaluations and flood plain analyses, the continued development of the marina is beyond the control of the Bettendorf Joint Venture and thus no liquidated damages are being assessed. In addition, the Bettendorf Joint Venture is responsible in 1999 for demolishing the Plaza building at 1823 State Street and preparing the site for donation back to the City. The Bettendorf Joint Venture estimates this process will cost $200,000.

                          LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS

     During August 1998, the Company entered into an agreement to construct a new 314-room hotel adjacent to the Country Casino. The hotel opened April 30, 1999. The Company funded the construction primarily with the proceeds from the sale of substantially all of Lady Luck Biloxi's operating assets. As of March 31, 1999, approximately $13.8 million of the project had been completed and total costs are not expected to exceed $17.0 million. During March 1999, the Company entered into an agreement for the purchase of generators that will replace the Lady Luck Casinos and Entertainment Resort's existing power generation system. The project is scheduled for completion during the second quarter of 1999 at a cost not to exceed $4.1 million. The Company intends to fund the purchase and installation with a combination of bank financing and cash on hand; however, if bank financing is unavailable on terms acceptable to the Company, cash on hand and from operations will be used.

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

     The Company has an agreement for the construction of a $16.0 million cruising gaming vessel and, as of December 31, 1998, approximately $6.0 million had been paid under this agreement and approximately $1.9 million is included in construction payables. It is anticipated that this vessel will be used for the Kimmswick project. However, construction has been discontinued and is not anticipated to resume until such time as the State of Missouri, with regard to its gaming license application, selects the Kimmswick project for investigation. During 1998, the contractor filed for bankruptcy. The filing listed $1.5 million as an accrued construction receivable from the Company and did not list the partially completed vessel as an asset. The Company is relocating the vessel from the shipyard at a cost not expected to exceed $300,000 including interim storage.

     The Company is involved in specific lawsuits which if adversely decided could have a material adverse effect upon the Company's financial position and results of operations (see Note 7 to the condensed consolidated financial statements included as Item 1, Part I).

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act, the Occupational Safety and Health Act, and similar state statutes (see Note 8 to the condensed consolidated financial statements included as Item 1, Part I).

     Effective June 4, 1998, the Company's shareholders approved a one-for-six reverse stock split with regard to its Common Stock (the "Reverse Split"). The effects of the Reverse Split were to reduce the number of issued and outstanding shares of Common Stock from 29,285,698 to 4,881,003 and to increase the par value of these shares from

                          LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS

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

     On October 19, 1998, the Company was informed by the Nasdaq National Market that, based on its staff's review, the Company's Common Stock failed to maintain market value of public float, composed of total shares outstanding reduced by those held by directors and officers, as defined, greater than or equal to $15.0 million, in accordance with Marketplace Rule 4450(b)3 under Maintenance Standard
2. The Nasdaq National Market indicated that it will provide the Company a period of time to demonstrate compliance. If the Company is unable to demonstrate compliance during the period, the Company's Common Stock may be delisted. If the Company is unable to achieve compliance, it may seek further procedural remedies, but the Company cannot guarantee that it will be successful in the employment of any of these remedies. However, the Company believes that it would be eligible for listing on the Nasdaq Smallcap Market, but no guarantee can be provided that the Company would be in fact eligible for Nasdaq Smallcap Market listing.

     The Company is highly leveraged. As of March 31, 1999, the Company's total long-term indebtedness was approximately $176.5 million and its stockholders' deficit was approximately $21.1 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture governing the 2001 Notes, if a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, that cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited, and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

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

     Mr. Tompkins also owns a casino-hotel in Las Vegas, Nevada and the Lady Luck trademark and a customer list, which the Company licenses from him. The Las Vegas casino-hotel has incurred substantial indebtedness and is in default on that debt as of March 14, 1999. Mr. Tompkins is personally liable for the debt and has pledged certain of his assets, including the Lady Luck trademark and customer list, as collateral for the benefit of the holders of that indebtedness. As a result of the current default, these lenders are entitled to the benefit of this collateral and could foreclose on the pledge and seize the Lady Luck trademark and customer list and sell them to a third party. In addition, Mr. Tompkins may be required to sell his Common Stock in the Company, the trademark and the customer list to satisfy the debt.

     Pursuant to the Indenture, a sale of Mr. Tompkins' Common Stock resulting in another person beneficially owning more than 35% of the Company's outstanding common stock would trigger a Change in Control event, which would in turn permit any holder of the Company's outstanding 2001 Notes to require the Company to repurchase all or any part of such holder's 2001 Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. As of April 16, 1999, the closing market price of the 2001 Notes, as reported by Donaldson, Lufkin and

                          LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS

Jenrette, was 101.75%. In addition, a sale of Mr. Tompkins' Common Stock resulting in another person beneficially owning more than 30% of the Company's outstanding Common Stock or a change in the persons constituting a majority of the board of directors over a two-year period (unless new directors are elected or nominated by two-thirds of the directors who were directors at the beginning of the period) would trigger the change in control provisions in the LLGC agreements with Alain Uboldi, LLGC's President, Chief Operating Officer and Director, and Rory J. Reid, LLGC's Senior Vice President, General Counsel, Secretary and Director. See Note 6 to the Condensed Consolidated Financial Statements included in Part I., Item 1.

Year 2000
---------

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

      The Company has divided the systems located at each of its properties and corporate offices into two categories: (1) systems that would have a significant effect on operations or financial statements (the "mission critical systems"), such as slot systems and lodging and gaming systems, and (2) low priority systems (for example, individual personal computers or workstations). Each category included both IT Systems (for example, network software and hardware systems) and Non-IT Systems (for example, devices that are potentially date sensitive due to their dependency on a built in computer chip or proprietary software developed by a third party). The Company has relied exclusively on representations of the suppliers of its systems to determine whether a system is Year 2000 compliant. As of March 31, 1999, the Company has determined that the total costs related to the repair and replacement of the mission critical systems that it has evaluated that are not yet Year 2000 compliant would not have a material adverse effect on the Company. In making this determination, the Company has relied on written representations from the Company's computer system suppliers that those suppliers will provide the Company with applicable software upgrades in a timely manner. As of March 31, 1999, the Company has not expended significant funds on Year 2000 compliance and expects expenditures not in excess of $500,000 will be necessary to complete remediation. The Company expects to fund these costs through operating cash flows. If those suppliers fail to provide upgrades in a timely manner or the upgrades are not functional, this failure or non-functionality may have a material adverse effect on the Company, including the loss of the authority to operate electronic gaming devices in one or more jurisdictions if the electronic monitoring systems were to become non-functional and waivers were not granted by the licensing authorities. The Company has so far evaluated approximately 87% of the Company's mission critical systems and if any remaining systems that have not been evaluated are not Year 2000 compliant and cannot be Year 2000 compliant in a cost efficient or timely manner, these costs or non-compliance may have a material adverse effect on the Company. The Company has not adopted a written contingency plan in the event of a worst-case scenario; however, based on the timing of completing evaluations of critical systems and the successful implementation of repairs and replacements, management will continue to evaluate the need for a formal contingency plan.

      In addition, the Company estimates that the costs related to the repair and replacement of the low priority systems that are not yet Year 2000 complaint and any costs related to not using those systems until they are Year 2000 compliant will not have a material adverse effect on the Company.

                          LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS

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

                   (d)  Not applicable.


           Item 5. OTHER INFORMATION

                   None

           Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                   (a)  Exhibits.

                        Exhibit
                         Number    Description of Exhibits
                         -------   -----------------------

                           27        Financial Data Schedule

                   (b)  Reports on Form 8-K.

                        None

SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:   May 13, 1999                      Lady Luck Gaming Corporation
                                          ----------------------------
                                          Registrant


                                          /s/  James D. Bowen
                                          Its: Vice President Finance and
                                               Principal Accounting Officer and
                                               duly authorized officer