Form 10-Q
period 1999-06-30
LADY LUCK GAMING CORP
filed 1999-08-13
CIK 906527

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

                 For the quarterly period ended: June 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 13, 1999 there were 4,881,003 shares of common stock, $.006 par value per share, outstanding.

===============================================================================

PART I. FINANCIAL INFORMATION

        Item 1. FINANCIAL STATEMENTS


                         LADY LUCK GAMING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                  ASSETS

                                                      June 30,    December 31,
                                                        1999         1998
                                                    ------------  ------------
Current assets:
  Cash and cash equivalents......................   $     24,969  $     28,834
  Marketable securities..........................         13,047        19,219
  Accounts receivable, net.......................            995           862
  Inventories....................................            832           946
  Prepaid expenses...............................          1,923         1,333
                                                    ------------  ------------
   Total current assets..........................         41,766        51,194
                                                    ------------  ------------

Property and equipment, net of accumulated
   depreciation and amortization of $34,031 and
   $31,352 as of June 30, 1999 and December 31,
   1998, respectively............................        131,666       120,904

Other assets:
  Deferred financing fees and costs, net of
    accumulated amortization of $4,645 and
    $4,212 as of June 30, 1999 and December 31,            1,442         1,875
    1998, respectively...........................
  Investment in unconsolidated affiliate, net....         16,218        14,412
  Other..........................................          3,760         3,300
                                                    ------------  ------------
                                                          21,420        19,587
                                                    ------------  ------------
TOTAL ASSETS.....................................   $    194,852  $    191,685
                                                    ============  ============




              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                         LADY LUCK GAMING CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
              (in thousands, except share and per share amounts)
                                   (Unaudited)


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                      June 30,    December 31,
                                                        1999          1998
                                                    ------------  ------------
Current liabilities:
  Current portion of long-term debt.............    $        501  $        595
  Accrued interest..............................           1,850         1,834
  Accounts payable..............................           1,543         1,915
  Construction payables.........................           1,952         3,951
  Accrued property taxes........................             690         1,300
  Other accrued liabilities.....................           8,703         9,106
                                                    ------------  ------------
    Total current liabilities...................          15,239        18,701
                                                    ------------  ------------
Long-term debt:
  Mortgage notes payable........................         173,500       173,500
  Other long-term debt..........................           3,201         3,084
                                                    ------------  ------------
    Total long-term debt........................         176,701       176,584
                                                    ------------  ------------
      Total liabilities.........................         191,940       195,285
                                                    ------------  ------------

Commitments and contingencies(Notes 5 through 9)

Series A mandatory cumulative redeemable
  preferred stock, $50.31 and $47.53, as of
  June 30, 1999 and December 31, 1998,
  respectively per share liquidation value,
  1,800,000 shares authorized, 433,638 shares
  issued and outstanding........................          21,815        20,611
                                                    ------------  ------------
Stockholders' deficit:
  Common stock, $.006 par value, 75,000,000
   shares authorized, 4,881,003 shares issued
   and outstanding..............................              29            29
  Additional paid-in capital ...................          31,382        31,382
  Accumulated deficit...........................         (50,314)      (55,622)
                                                    ------------  ------------
    Total stockholders' deficit.................         (18,903)      (24,211)
                                                    ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.....    $    194,852  $    191,685
                                                    ============  ============



              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                         LADY LUCK GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)
                                   (Unaudited)


                                           Three Months Ended      Six Months Ended
                                                June 30,               June 30,
                                          --------------------  --------------------
                                             1999       1998       1999       1998
                                          ---------  ---------  ---------  ---------
Revenue:
  Casino................................  $  32,255  $  32,124  $  64,532  $  68,602
  Food and beverage.....................      3,870      4,242      7,420      8,930
  Hotel.................................      1,498      1,100      2,588      2,095
  Equity in net income of
   unconsolidated affiliate.............      1,878      1,629      3,290      3,097
  Management fees from
   unconsolidated affiliate.............        719        581      1,317      1,089
  Other.................................      1,005        903      1,912      1,905
                                          ---------  ---------  ---------  ---------
     Gross revenues.....................     41,225     40,579     81,059     85,718
     Less: Promotional allowances.......     (3,623)    (3,548)    (6,724)    (7,506)
                                          ---------  ---------  ---------  ---------
     Net revenues.......................     37,602     37,031     74,335     78,212
                                          ---------  ---------  ---------  ---------

Costs and expenses:
  Casino................................     13,510     13,812     26,616     29,244
  Food and beverage.....................      1,161      1,382      2,207      2,859
  Hotel.................................        449        698        831        965
  Other.................................         17         39         28        100
  Selling, general and administrative...     11,380     12,649     21,684     25,345
  Related party license fees............        965        649      2,023      1,614
  Depreciation and amortization.........      2,183      2,214      4,273      4,604
  Gain on sale of assets................          -     (2,848)         -     (2,848)
  Pre-opening...........................        437          -        437          -
                                          ---------  ---------  ---------  ---------
     Total costs and expenses...........     30,102     28,595     58,099     61,883
                                          ---------  ---------  ---------  ---------

Operating income........................      7,500      8,436     16,236     16,329

Other income (expense):
  Interest income.......................        606        494        935        757
  Interest expense......................     (5,235)    (5,505)   (10,431)   (11,089)
  Other.................................         (2)      (342)      (168)      (342)
                                          ---------  ---------  ---------  ---------
     Total other expense................     (4,631)    (5,353)    (9,664)   (10,674)
                                          ---------  ---------  ---------  ---------

Income before income tax provision......      2,869      3,083      6,572      5,655

Income tax provision....................         30         15         60         30
                                          ---------  ---------  ---------  ---------
NET INCOME..............................      2,839      3,068      6,512      5,625

Preferred stock dividends...............        612        544      1,204      1,073
                                          ---------  ---------  ---------  ---------
Income applicable to common
  stockholders..........................  $   2,227  $   2,524  $   5,308  $   4,552
                                          =========  =========  =========  =========
BASIC AND DILUTED NET INCOME PER SHARE
  Applicable to common stockholders.....  $    0.46  $    0.52  $    1.09  $    0.93
                                          =========  =========  =========  =========
Weighted average number of common
  shares outstanding....................  4,881,003  4,881,003  4,881,003  4,881,003
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

                         LADY LUCK GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except Supplemental Schedule)
                                   (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                      ------------------------
                                                         1999         1998
                                                      ----------   -----------
Cash flows from operating activities:
   Net income......................................   $    6,512   $     5,625
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.................        4,273         4,604
     Amortization of bond offering fees and costs            433           433
     Equity in net income of unconsolidated               (3,290)       (3,097)
       affiliate...................................
     Gain on sale of assets........................            -        (2,848)
   (Increase) decrease in assets:
     Accounts receivable...........................         (133)         (245)
     Inventories...................................          114           (39)
     Prepaid expenses..............................         (590)        1,173
   Increase (decrease) in liabilities:
     Accounts payable..............................         (372)       (1,804)
     Other accrued liabilities.....................         (997)         (116)
                                                      ----------   -----------
Net cash provided by (used in) operating                   5,950         3,686
  activities.......................................   ----------   -----------

Cash flows from investing activities:
  Purchase of property and equipment...............      (14,591)       (3,594)
  Sales of marketable securities...................        6,172             -
  Construction payables............................       (1,999)            -
  Distributions of earnings from unconsolidated
    affiliate......................................        1,484             -
  Proceeds from sale of operating assets...........            -        15,127
  Restricted cash..................................            -           261
  Other............................................         (460)          (79)
                                                      ----------   -----------
Net cash provided by (used in) investing                  (9,394)       11,715
  activities.......................................   ----------   -----------

Cash flows from financing activities:
  Payments on debt and slot contracts..............         (421)       (1,543)
                                                      ----------   -----------
Net cash provided by (used in) financing                    (421)       (1,543)
  activities.......................................   ----------   -----------

Net increase (decrease) in cash and cash
  equivalents......................................       (3,865)       13,858
Cash and cash equivalents, beginning of period.....       28,834        19,552
                                                      ----------   -----------
Cash and cash equivalents, end of period...........   $   24,969   $    33,410
                                                      ==========   ===========
Supplemental disclosures of cash flow information:
  Cash paid during period for interest (net of
    amount capitalized of $490 in the six months
    ended June 30, 1999)...........................   $    9,982   $    10,679
                                                      ==========   ===========




              The accompanying notes are an integral part of these
                     condensed consolidated statments.

                         LADY LUCK GAMING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 (in thousands, except Supplemental Schedule)
                                   (Unaudited)


Supplemental Schedule of Non-Cash Investing and Financing Activities:

      The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $1,204,000 and $1,073,000 in unpaid accrued dividends for the six month periods ended June 30, 1999 and 1998, respectively.

      The Company entered into several contracts with manufacturers for the purchase of slot machines and other assets which totaled approximately $444,000 and $637,000 for the six month periods ended June 30, 1999 and 1998, respectively.

      Effective February 19, 1998, a subsidiary of the Company sold substantially all of its real property and operating assets to the holder of a $2,750,000 mortgage note in exchange for forgiveness of the mortgage note and the assumption of specific liabilities.


















              The accompanying notes are an integral part of these
                     condensed consolidated statments.

                         LADY LUCK GAMING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    The Company and Basis of Presentation

      Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three and six month period ended June 30, 1999 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management is the evaluation of the recoverability of the carrying values of the land held for development, a partially completed gaming vessel and the reserve for disposition costs related to the sale of Lady Luck Biloxi's operating assets as more fully described below. The Company has made certain financial statement reclassifications for the six month period ended June 30, 1998 in order to classify amounts in a manner consistent with the six month period ended June 30, 1999.

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

      LLGC and LLGFC were formed in February 1993. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi and acquired and took over operation of the 147-room River Park Hotel in Natchez, Mississippi on April 15, 1996; LLB began dockside casino operations on December 13, 1993 in Biloxi, Mississippi and sold its real property and operating assets and ceased operations effective June 7, 1998; MLI, which does business as Lady Luck Casinos & Entertainment Resort commenced dockside gaming operations on June 27, 1994 in Coahoma County, Mississippi, commenced operation of a 173-room hotel on August 16, 1994, commenced gaming operations of Country Casino and the Pavilion on May 21, 1996, acquired and took over operation of the 120-room Riverbluff Hotel in Helena, Arkansas on July 3, 1996 and commenced operation of an additional 314-room hotel on April 30, 1999; LLT which currently leases a gaming vessel to Lady Luck Bettendorf, LC, an Iowa limited liability company (see below); LLGR began operating a central reservations center for the Company's hotels on September 3, 1996; Lady Luck Quad Cities, Inc. ("LLQC"), a Delaware corporation and subsidiary of the Company, LLQC formed a joint venture with BRDC, Lady Luck Bettendorf, LC, (the "Bettendorf Joint Venture") to operate a casino in Bettendorf, Iowa which commenced operations on April 21, 1995 and commenced operation of a 256-room hotel on August 29, 1998. LLK and LLV are in various stages of development and have no operating history.

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

      A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Coahoma County, Mississippi casino operations. These casinos are highly dependent on patronage by residents in Arkansas. A change in general economic conditions, additional competition, closure of the Helena Bridge or a change in the extent and nature of regulations enabling casino gaming in Arkansas could adversely affect these casinos' future operating results.

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

      On June 21, 1999, the Company was informed by the Nasdaq National Market that it had determined the Company was no longer eligible for listing because the Company's Common Stock failed to maintain market value of public float and bid price, composed of total shares outstanding reduced by those held by directors and officers, as defined, greater than or equal to $15.0 million, and a bid price of at least $5.00, respectively, in accordance with Nasdaq Marketplace Rules 4450(b)(3) and 4450(b)(4). The Company since has been accepted for listing on the Nasdaq Smallcap Market.

4.    Investment  in Unconsolidated Affiliate

      The Company's investment in its joint venture with BRDC is accounted for under the equity method and the Company's portion of income or loss from the joint venture is included in Equity in Net Income of Unconsolidated Affiliate in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998.

      Bettendorf Joint Venture
      ------------------------

      In December 1994, the Company entered into the Bettendorf Joint Venture with BRDC to develop and operate a casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). The joint venture agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC has been leasing certain real property to the Bettendorf Joint Venture at a lease rate equal to $150,000 per month. Effective September 1998, this real estate lease was amended to include a temporary parking easement, necessary due to the addition of the hotel, for an additional lease rate of $20,000 per month. The Company is leasing a gaming vessel with a cost of $21,635,000 and a carrying value net of accumulated depreciation as of June 30, 1999 of $19,081,000 to the Bettendorf Joint Venture for approximately $189,000 per month, which amount was determined based on arms-length

                          LADY LUCK GAMING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

negotiations between the Company and BRDC. This lease is for an initial term of 5 years, expiring in May 2000, with a 10-year renewal option. During March 1999, the Bettendorf Joint Venture submitted in writing to the Company its commitment to renew this lease. The Company and BRDC are exploring the possible sale of the gaming vessel to the Bettendorf Joint Venture; however, there can be no assurance such sale will be successfully negotiated or if such sale is negotiated, that the Bettendorf Joint Venture will be able to obtain requisite financing on acceptable terms. The Company's rental income relating to the gaming vessel lease was as follows:

                                       Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------

                                      $    567  $    567   $  1,133  $  1,133
                                      ========  ========   ========  ========

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

      Summarized balance sheet information for the Bettendorf Joint Venture as of June 30, 1999 and December 31, 1998 is as follows (in thousands):


                                                  June 30,     December 31,
                                                    1999            1998
                                                ------------   ------------
    Current assets............................  $      9,896   $      6,870
    Property and equipment, net...............        52,629         52,727
    Other.....................................           508            750
                                                ------------   ------------
      Total assets............................  $     63,033   $     60,347
                                                ============   ============

    Current liabilities.......................  $      6,031   $      8,154
    Long-term liabilities.....................        24,566         23,370
    Members' equity...........................        32,436         28,823
                                                ------------   ------------
      Total liabilities and members' equity...  $     63,033   $     60,347
                                                ============   ============

      Summarized results of operations for the Bettendorf Joint Venture for the three and six month periods ended June 30, 1999 and 1998 are as follows (in thousands):

                                 Three Months Ended      Six Months Ended
                                      June 30,              June 30,
                                --------------------  --------------------
                                  1999       1998       1999        1998
                                ---------  ---------  ---------  ---------
Net revenues................    $  24,640  $  21,597  $  46,839  $  40,722
Costs and expenses..........       20,885     18,338     40,258     34,527
                                ---------  ---------  ---------  ---------
   Net income...............    $   3,755  $   3,259  $   6,581  $   6,195
                                =========  =========  =========  =========

                          LADY LUCK GAMING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      A summary of changes in the Company's investment in the Bettendorf Joint Venture for each of the six month periods ended June 30, 1999 and 1998 are as follows (in thousands):

                                                 1999        1998
                                               --------- ------------
    Investment, beginning of period.......     $  14,412    $  9,313
    Equity in net income of                        3,290       3,097
      unconsolidated affiliate............
    Distributions to the Company..........         1,484           -
                                               ---------    --------
    Investment, end of period.............     $  16,218    $ 12,410
                                               =========    ========

      Included in the Company's Accumulated Deficit at June 30, 1999 is $13,218,000 undistributed earnings of the Bettendorf Joint Venture.

5.    Long-term Debt

      At June 30, 1999 and December 31, 1998, long-term debt consisted of the following (in thousands):

                                           June 30,1999     December 31, 1998
                                         -----------------  -----------------
   $185,000, 11 7/8% First
     Mortgage Notes; quarterly
     payments of interest only;
     due March 2001; collateralized
     by substantially all assets of
     the Company and guaranteed by
     LLGC .............................     $   173,500        $   173,500

   Note payable to an individual;
     monthly payments of principal
     and interest at 8.5%; due
     March 2018; collateralized by
     a deed of trust...................             341                344

   Notes payable to a bank;
     monthly payments of principal
     and interest at 8%; due
     November 2008; collateralized
     by deeds of trust.................             451                198

   Notes payable to corporations;
     monthly payments of principal
     and interest at rates up to
     12.5%; due November 1999
     through December 2002;
     secured by the equipment..........             358                494

   Mortgage note payable to a
     corporation; quarterly
     payments of principal and
     interest at prime plus 1 1/2%
     based on a 20 year
     amortization; due April 2006;
     collateralized by a deed of
     trust.............................           2,546              2,623

   Other...............................               6                 20
                                            -----------        -----------
                                                177,202            177,179
   Less: current portion...............            (501)              (595)
                                            -----------        -----------
     Total long-term debt..............     $   176,701        $   176,584
                                            ===========        ===========

                          LADY LUCK GAMING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      The Indenture, as amended and supplemented (the "Indenture"), covering the Company's 11 7/8% First Mortgage Notes due 2001 (the "2001 Notes") provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness, (c) to make asset sales,
(d) to engage in other lines of business, and (e) requires the Company to maintain a minimum consolidated net worth, as defined in the Indenture. The Company believes it is in compliance with the Indenture, as amended and supplemented, as of June 30, 1999.

      Andrew H. Tompkins, Chairman and Chief Executive Officer of the Company, beneficially owns approximately 46% of the Company's outstanding Common Stock. Mr. Tompkins also owns a casino-hotel in Las Vegas, Nevada and the Lady Luck trademark and a customer list, which the Company licenses from him. The Las Vegas casino-hotel has incurred substantial indebtedness and is in default on that debt as of June 30, 1999. Mr. Tompkins is personally liable for the debt and has pledged certain of his assets, including the Lady Luck trademark and customer list, as collateral for the benefit of the holders of that indebtedness. As a result of the current default, these lenders are entitled to the benefit of this collateral and could foreclose on the pledge and seize the Lady Luck trademark and customer list and sell them to a third party. In addition, Mr. Tompkins may be required to sell his Common Stock in the Company, the trademark and the customer list to satisfy the debt.

      Pursuant to the Indenture, a sale of Mr. Tompkins' Common Stock resulting in another person beneficially owning more than 35% of the Company's outstanding common stock would trigger a Change in Control event, which would in turn permit any holder of the Company's outstanding 2001 Notes to require the Company to repurchase all or any part of such holder's 2001 Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. As of July 29, 1999, the closing market price of the 2001 Notes, as reported by Donaldson, Lufkin and Jenrette, was 101.75%.

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

                          LADY LUCK GAMING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

      Greek Lawsuits
      --------------

      The Company and certain joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $6.9 million as of July 30, 1999 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest. The case is still in its preliminary stage and its outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

      A Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. During February 1999, the Company settled this action for $335,000, including any accrued interest, the amount of which had been reserved fully in 1997.

      Other Matters
      -------------

     On November 5, 1996, the United States Bankruptcy Court for the Northern District of Mississippi dismissed a lawsuit that had been brought by Superior Boat Works, Inc. ("Superior") against LLM on or about September 23, 1993. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. This proceeding alleged damages of approximately $47.0 million of which approximately $3.4 million was alleged for additional construction work on Lady Luck Natchez and the remaining amount was alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. Superior has appealed the decision to dismiss the action. The Company, based in part on the advice of its counsel, believes that it has meritorious defenses and does not believe that the appeal of the decision will have a material adverse effect on the Company's financial condition or results of operations.

                          LADY LUCK GAMING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      During November 1996, Lady Luck Central City, Inc. entered into a Memorandum of Understanding (the "Memorandum") with BWCC, Inc., which does business as Bullwhackers-Central City ("Bullwhackers"). The Memorandum provided for a combination of the respective companies' gaming establishments that currently operate on adjacent real property in Central City. As a result of the Memorandum, the parties negotiated and purportedly executed a definitive Operating Agreement and Lease Agreement in September 1997. During the fourth quarter of 1997, Bullwhackers refused to honor these definitive agreements, and accordingly, the Company commenced suit against Bullwhackers. The Company and Bullwhackers have reached an agreement whereby the Company received $300,000 as a settlement from Bullwhackers during April 1999.

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

      Construction Commitments
      ------------------------

           Bettendorf Joint Venture
           ------------------------

      Pursuant to a development agreement with the City of Bettendorf, the Bettendorf Joint Venture is developing a marina with seasonal transient docking facilities. The development agreement requires that in the event that the construction of the marina is not completed before April 1, 1999, unless completion is restricted beyond the control of the Bettendorf Joint Venture, the Bettendorf Joint Venture must pay the City $100,000 per month until the project has been completed. The Bettendorf Joint Venture is currently pursuing the necessary licenses for development of the marina. As approvals for the licenses are pending environmental evaluations and flood plain analyses, the continued development of the marina is beyond the control of the Bettendorf Joint Venture, thus no liquidated damages are being assessed. As of June 30,1999, the Bettendorf Joint Venture had incurred approximately $72,000 of costs related to the marina and anticipates that, if constructed, the marina will cost an additional amount not in excess of $2,000,000, of which the Bettendorf Joint Venture is responsible for approximately $1,000,000.

      In addition, the Bettendorf Joint Venture is demolishing the Plaza building at 1823 State Street and preparing the site for donation back to the City. This cost of this process is $225,000 and will be completed during 1999.

           Service Marine Vessel
           ---------------------

      The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of June 30, 1999, approximately $6.0 million ($3.0 million net of reserves and accruals) has been expended under this contract and approximately $1.9 million is included in construction payables. Construction has been discontinued and is not anticipated to resume until such time as a suitable development project proceeds. During 1998, the contractor filed for bankruptcy. The filing listed $1.5 million as an accrued construction receivable and did not list the partially completed vessel as an asset. The Company has relocated the vessel from the shipyard at a cost of approximately $200,000.

                          LADY LUCK GAMING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

           Country Hotel
           -------------

      During August 1998, MLI entered into an agreement for and began the construction of a new 314-room hotel adjacent to its Country Casino. The hotel opened April 30, 1999. The Company has funded the construction primarily with the proceeds from the sale of substantially all of LLB's operating assets. The completed project had total costs of approximately $16.7 million.

           Generators
           ----------

      During March 1999, MLI entered into an agreement for the production of five new generators for the Lady Luck Casinos and Entertainment Resort. The cost of production and installation of the generators is approximately $4.2 million of which $2.9 million has been paid through June 30, 1999. The generators commenced power production during July 1999.

      Development Stage Projects
      --------------------------

      In addition to its operating casinos, the Company has riverboat or dockside casino projects in various stages of development in Kimmswick, Missouri and Vicksburg, Mississippi; (the "Development Stage Projects"). The current status of each of these Development Stage Projects is described below.

           Kimmswick, Missouri
           -------------------

      The first two phases of the project, as planned, include a land-based hotel and casinos onboard two separate vessels (the "Missouri Project"). The proposed site is located on an approximately 45-acre parcel of land in Jefferson County, Missouri, approximately 25 miles south of St. Louis (the "Kimmswick Site"). LLK has entered into options to lease the Kimmswick Site.

      As of June 30, 1999, the Company has invested approximately $8.7 million ($12,000 of which was invested during the six months ended June 30, 1999) in the Missouri Project, including the vessel construction noted above. Development costs have been fully reserved and the vessel construction costs have been reduced by a $3.0 million write-down recognized during 1997, leaving approximately $3.0 million of property and equipment, net of these reserves and an approximately $1.9 million construction payable. The Missouri Project is estimated to cost an additional $105.0 million to complete. The proposed project has received the appropriate zoning approval from the Jefferson County Planning Commission and has received a U.S. Army Corps of Engineers 404 permit. However, a new permit might be necessary due to changes in the proposed project design subsequent to receiving the permit.

      The Company has continued its efforts towards obtaining a gaming license for the Missouri Project and provided updated information to the Missouri Gaming Commission. The Missouri Gaming Commission investigates applicants at its discretion and has not yet selected the Company to be investigated. Furthermore, there can be no assurance that the Company will be selected or obtain such approvals from the Missouri Gaming Commission. While the Company intends to continue seeking license approval by the Missouri Gaming Commission, the eventual development of the Missouri Project may also be subject to: (i) competition, as gaming revenues in the major metropolitan areas of Missouri have not increased commensurate with recent increases in capacity, causing concerns of potential competitive saturation; and (ii) regulatory factors, including loss limits, have generally caused gaming operations to underperform relative to facilities in neighboring jurisdictions without such restrictions.

                          LADY LUCK GAMING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

      A gaming license was granted to LLV on August 18, 1994 and has subsequently been renewed through July 2000. As of June 30, 1999 the Company has invested approximately $14.8 million ($227,000 of which was invested during the six months ended June 30, 1999) in the Vicksburg Project, with net property and equipment and deposits remaining of approximately $8.4 million after project development cost write-downs and reserves for assets which may not be usable in the project as currently contemplated. Management's estimate of net realizable value is based on assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg Site for the development of a casino project and the ability of the Company to obtain a joint venture partner and capital to develop the project. Changes in these assumptions could result in changes in the estimated net realizable value of the property. The total cost of the project is initially estimated to be approximately $100.0 million, although the Company is currently revising the development plan.

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

                          LADY LUCK GAMING CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

      Leverage
      --------

     The Company is highly leveraged. As of June 30, 1999, the Company's total long-term indebtedness was approximately $176.7 million and its stockholders' deficit was approximately $18.9 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, such cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or entrance into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

9.    Subsequent Event

     On August 2, 1999, the Company and Sodak Gaming, Inc. ("Sodak") announced they have signed a definitive agreement for the Company to purchase a subsidiary of Sodak which owns or will own the Miss Marquette riverboat casino and associated real property and assets from Sodak. The agreement includes a purchase price of approximately $41.7 million. Completion of the sale is conditioned upon regulatory approvals, financing, satisfaction of other conditions to the pending merger between Sodak and International Game Technology, and other conditions.

      The Miss Marquette riverboat gaming and entertainment complex includes a 914-position riverboat casino, including 698 slot machines, with approximately 18,747 square feet of gaming space; a 590-space parking lot; a land-based restaurant/buffet; a live entertainment showroom; a 24-room hotel; a full service marina with 32-slip spaces, and off-site facilities including administrative space and laundry facilities.

                         LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.
Generally,  the words  "anticipates,"  "believes,"  "estimates,"  "expects"  and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals for them; changes in regulations affecting the gaming industry; the continued operation of the Helena Bridge connecting Arkansas to Coahoma County, Mississippi, the location of the Lady Luck Casinos and Entertainment Resort complex; the ability of the Company to comply with its Indenture covering the First Mortgage Notes Due 2001 (the "2001 Notes"); future acquisitions or strategic partnerships; general business and economic conditions; the Company's ability to become Year 2000 compliant in a timely manner and within its cost estimates including the risk that one or more of the representations provided to the Company by its suppliers may ultimately be proven false; and other factors described at various times in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. These forward-looking statements speak only as of the date they are made. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based. See "--Certain Risks and Uncertainties" below for discussion of some of these factors.

Results of Operations
=====================

Three Months Ended June 30,1999 Compared to the Three Months Ended June 30, 1998
--------------------------------------------------------------------------------

      For the three months ended June 30, 1999 as compared to 1998, consolidated gross revenues increased to $41.2 million from $40.6 million, respectively, an increase of $0.6 million or 1%.

     Comparisons of the Company's consolidated gross revenues between periods may not be meaningful as a result of the Company's sale of certain underperforming assets. The Company has sold substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with its Lady Luck Biloxi casino effective June 11, 1998. The Company's gross revenues from operations during the three months ended June 30, 1998 generated by Lady Luck Biloxi was $4.0 million.

      Gross revenues at the Lady Luck Casinos & Entertainment Resort increased from $25.0 million to $28.5 million, an increase of $3.5 million or 14%, during the three months ended June 30, 1998 and 1999, respectively. Despite the disruption caused by hotel construction, the Lady Luck Casinos & Entertainment Resort's gross revenues increased primarily due to a $2.6 million increase in slot machine revenues and a $0.4 million increase in hotel revenues. These increases in revenues were due to additional customers attracted by the opening of the new 314-room hotel adjacent to the Country Casino on April 30, 1999 which increased the daily supply of available rooms from 293 to 607. The Lady Luck Casinos & Entertainment Resort increased the average number of slot machines in operation from 1,321 to 1,475, an increase of 154 or 12% between comparative periods to accommodate the additional customers.

                         LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

      Gross revenues at Lady Luck Natchez increased from $8.7 million to $9.5 million, an increase of $0.8 million or 9%, during the three months ended June 30, 1998 and 1999, respectively. Lady Luck Natchez's gross revenues increased due to a $0.6 million increase in slot machine revenues and a $0.1 million increase in food and beverage revenues. These increases were due to the following: (1) the addition of more bus line runs including group sales; (2) additional advertising; (3) a full quarter of operations and the addition of a lunch menu during the current year period at a nearby off-site full-service restaurant which opened during May 1998 that has attracted an increased number of new visitors to the casino; (4) the remodeling of two additional floors of the River Park Hotel between comparative periods which are believed to have attracted more affluent customers; and, (5) the use of a check guarantee service during the current year period which has enabled Lady Luck Natchez to cash a larger volume of customer checks at the casino.

      The Company's investment in the Bettendorf joint venture is accounted for under the equity method and the Company's portion of income or loss from the joint venture is included in gross revenues. In addition, the Company's gross revenues include income from leasing a gaming vessel to the Bettendorf joint venture and management fee income for managing the Bettendorf joint venture's operations. The combined gross revenues recognized by the Company related to these items increased from $2.8 million to $3.2 million during the three months ended June 30, 1998 and 1999, respectively. The Bettendorf joint venture's gross revenues increased from $22.8 million to $26.1 million, an increase of $3.3 million or 14%, during the three months ended June 30, 1998 and 1999, respectively. These increases were primarily due to a $1.7 million increase in slot machine revenues and the addition of $1.1 million in hotel revenues. These increases in revenues were due to additional customers attracted by the opening of the new 256-room hotel which opened in September 1998. The Bettendorf joint venture increased the average number of slot machines in operation from 991 to 1,163, an increase of 172 or 17% between comparative periods to accommodate the additional customers. These increases in revenues resulted in additional management fees and net income for the Company despite increases in the Bettendorf joint venture's operating expenses and interest expense related to the expansion and increased customer levels.

      Consolidated casino operating expenses as a percentage of consolidated casino revenues decreased from 43% in the three months ended June 30, 1998 to 42% in the three months ended June 30, 1999, primarily due to the following: (1) the ceasing of operations in June 1998 of Lady Luck Biloxi, which property historically had operated at less favorable margins than the Company's average margin; (2) reductions in the relative cost of complimentary food and beverage furnished to casino customers; and, (3) relative reductions in payroll and related costs at Lady Luck Natchez. These decreases were offset partially by increased cash incentives to slot machine customers in relation to slot revenues due to relatively more customers using slot club cards while playing slot machines.

     Food and beverage costs and expenses, prior to reclassifying the cost of complimentaries, as a percentage of related revenues decreased from 90% for the three months ended June 30, 1998 to 87% for the three months ended June 30, 1999. This decrease was primarily due to the closing in June 1998 of Lady Luck Biloxi, which property historically operated at less favorable margins than the Company's other properties. The effects of this reduction were partially offset by increases in relative food and beverage costs.

      Gross room revenues for the River Park Hotel increased approximately 7% during the three months ended June 30, 1999 compared with the prior year three months as a result of increasing its average daily room rate from $36 to $45, an increase of $9 or 25%. The additional gross room revenues from the increase in the average daily room rate was offset partially by a decrease in occupancy from 92% to 81% between comparative three month periods. The Lady Luck Casinos & Entertainment Resort completed construction of its 314-room Country hotel which opened April 30, 1999 and experienced an occupancy rate of 47% and an average daily room rate of $42. During the three months ended June 30, 1999 as compared with the prior year, gross room

                         LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

revenues of the Rhythm & Blues hotel decreased by approximately 8%. Between comparative periods, the Rhythm & Blues hotel's occupancy rate decreased from 91% to 71%, while average daily room rates increased from $32 to $39 which increase was possible in part due to remodeling during the three months ended March 31, 1999. During the three months ended June 30, 1999 as compared with the prior year, gross room revenues of the Riverbluff hotel increased by approximately 4%. The Riverbluff hotel's occupancy rate increased from 72% to 75% between comparative periods and average daily room rates increased from $25 to $26. Increased offerings of hotel rooms at these facilities to patrons on a complimentary basis positively affected occupancy rates. The Lady Luck Bettendorf hotel, which opened during September 1998, experienced an occupancy rate of 78% during the three months ended June 30, 1999 and achieved an average daily room rate of $56.

      Selling, general and administrative expenses as a percentage of total gross revenues decreased from 31% to 28% during the three months ended June 30, 1998 and 1999, respectively. The decrease was primarily due to the following:
(1) the absence of operations of the relatively underperforming Lady Luck Biloxi, which historically operated at less favorable margins than the Company's average; (2) an absence in the current year period of accruals made in the prior year period related to unfavorable employee medical claims experience; and, (3) recovery of legal costs and reversal of accruals related to settlements of specific litigation. These decreases were partially offset by the following: (1) accruals for possible assessments related to non-compliance with currency transaction reporting requirements; and, (2) increased record retention costs related to optically scanning a significant amount of back office documents and storing the images on compact discs for later retrieval.

     Operating income was $7.5 million for the three months ended June 30, 1999. Operating income was $8.4 million for the three months ended June 30, 1998. In addition to the changes described above, the decrease in operating income was primarily due to operating income for the prior year period including a $2.8 million gain, net of reserves for disposition costs, recognized on the sale of substantially all of the assets associated with Lady Luck Biloxi. The decrease was also due to $0.4 million of preopening expense related to the opening of the Country hotel and $0.3 million of additional related party license fees in the current year period resulting from improved earnings.

     Income applicable to common stockholders was $2.2 million or $0.46 per share for the three months ended June 30, 1999 compared $2.5 million or $0.52 per share for the three months ended June 30, 1998. The decrease in income applicable to common stockholders due to the items described above was partially offset due a reduction in net interest expense due to capitalizing interest on funds used during construction of the 314-room Country hotel at the Lady Luck Casinos and Entertainment Resort.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998
-----------------------------------------------------------------------------

     For the six months ended June 30, 1999 as compared to 1998, consolidated gross revenues decreased to $81.1 million from $85.7 million, respectively, a decrease of $4.6 million or 5%.

     Comparisons of the Company's consolidated gross revenues between periods may not be meaningful as a result of the Company's sale of certain underperforming assets. The Company has sold substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with its Lady Luck Biloxi casino effective June 11, 1998. The Company's gross revenues from operations during the six months ended June 30, 1998 generated by Lady Luck Biloxi was $11.0 million.

      Gross revenues at the Lady Luck Casinos & Entertainment Resort increased from $51.3 million to $55.9 million, an increase of $4.6 million or 9%, during the six months ended June 30, 1998 and 1999, respectively. Despite the disruption caused by hotel construction, the Lady Luck Casinos & Entertainment Resort's gross revenues increased primarily due to a $4.2 million increase in slot machine revenues and a $0.4 million increase in hotel revenues. These increases in revenues were due to additional customers attracted by the opening of the new 314-room hotel adjacent to the Country Casino on April 30, 1999 which increased the daily supply of available rooms from 293 to 607. The Lady Luck Casinos & Entertainment Resort increased the average number of slot machines in operation from 1,328 to 1,514, an increase of 186 or 14% between comparative periods to accommodate the additional customers.

                         LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

      Gross revenues at Lady Luck Natchez increased from $17.5 million to $19.3 million, an increase of $1.8 million or 10%, during the six months ended June 30, 1998 and 1999, respectively. Lady Luck Natchez's gross revenues increased due to a $1.5 million increase in slot machine revenues and a $0.2 million increase in food and beverage revenues. These increases were due to the following:: (1) the addition of more bus line runs including group sales; (2) additional advertising; (3) six months of operations and the addition of a lunch menu during the current year period at a nearby off-site full-service restaurant which opened during May 1998 that has attracted an increased number of new visitors to the casino; (4) the remodeling of two additional floors of the River Park Hotel between comparative periods which are believed to have attracted more affluent customers; and, (5) the use of a check guarantee service during a portion of the current year period which has enabled Lady Luck Natchez to cash a larger volume of customer checks at the casino.

      The Company's investment in the Bettendorf joint venture is accounted for under the equity method and the Company's portion of income or loss from the joint venture is included in gross revenues. In addition, the Company's gross revenues include income from leasing a gaming vessel to the Bettendorf joint venture and management fee income for managing the Bettendorf joint venture's operations. The combined gross revenues recognized by the Company related to these items increased from $5.3 million to $5.7 million during the six months ended June 30, 1998 and 1999, respectively. The Bettendorf joint venture's gross revenues increased from $43.1 million to $49.7 million, an increase of $6.6 million or 15%, during the six months ended June 30, 1998 and 1999, respectively. These increases were primarily due to a $3.6 million increase in slot machine revenues and the addition of $2.0 million in hotel revenues. These increases in revenues were due to additional customers attracted by the opening of the new 256-room hotel which opened in September 1998. The Bettendorf joint venture increased the average number of slot machines in operation from 971 to 1,160, an increase of 189 or 19% between comparative periods to accommodate the additional customers. These increases in revenues resulted in additional management fees and net income for the Company despite increases in the Bettendorf joint venture's operating expenses and interest expense related to the expansion and increased customer levels.

      Consolidated casino operating expenses as a percentage of consolidated casino revenues decreased from 43% in the six months ended June 30, 1998 to 41% in the six months ended June 30, 1999, primarily due to the following: (1) the ceasing of operations in February 1998 of Lady Luck Central City and in June 1998 of Lady Luck Biloxi, which properties historically has operated at less favorable margins than the Company's average margin; (2) reductions in the relative cost of complimentary food and beverage furnished to casino customers; and, (3) relative reductions in payroll and related costs at Lady Luck Natchez. These decreases were offset partially by the following: (1) increases in payroll and related costs at the Lady Luck Casino & Entertainment Resort in an effort to improve the quality of service to customers; and (2) increased cash incentives to slot machine customers in relation to slot revenues due to relatively more customers using slot club cards while playing slot machines.

      Food and beverage costs and expenses, prior to reclassifying the cost of complimentaries, as a percentage of related revenues decreased from 90% for the six months ended June 30, 1998 to 86% for the six months ended June 30, 1999. This decrease was primarily due to the closing in February 1998 of Lady Luck Central City and June 1998 of Lady Luck Biloxi, which properties historically have operated at less favorable margins than the Company's other properties. The effects of these reductions were partially offset by relative increases in labor and food and beverage costs at Lady Luck Natchez and the Lady Luck Casinos & Entertainment Resort.

      Gross room revenues for the River Park Hotel increased approximately 9% during the six months ended June 30, 1999 compared with the prior year six months as a result of increasing its average daily room rate from $36 to $45, an increase of $9 or 25%. The additional gross room revenues from the increase in the average daily room rate was offset partially by a decrease in occupancy from 84% to 76% between comparative six month periods. The Lady Luck Casinos & Entertainment Resort completed construction of its 314-room Country hotel which opened April 30, 1999 and experienced an occupancy rate of 47% and an average daily room rate of $42. During the six months ended June 30, 1999 as compared with the prior year, gross room revenues of the Rhythm & Blues hotel decreased by approximately 2%. Between comparative periods, the Rhythm & Blues hotel's occupancy rate decreased from 89% to 80%, while average daily room rates increased from $32 to $37 which increase was possible in part due to remodeling during the three months ended March 31, 1999. During the six months ended June 30, 1999 as compared with the prior year, gross room revenues of the Riverbluff hotel increased by approximately 9%. The Riverbluff hotel's occupancy rate increased from 71% to 74% between comparative periods and average daily room rates increased from $25 to $27. Increased offerings of hotel rooms at these facilities to patrons on a complimentary basis positively affected occupancy rates. The Lady Luck Bettendorf hotel, which opened during September 1998, experienced an occupancy rate of 75% during the six months ended June 30, 1999 and achieved an average daily room rate of $55.

     Selling, general and administrative expenses as a percentage of total gross revenues decreased from 30% to 27% during the six months ended June 30, 1998 and 1999, respectively. The decrease was primarily due to the following: (1) the absence of operations of the relatively underperforming Lady Luck Biloxi, which historically operated at less favorable margins than the Company's average; (2) an absence in the current year period of accruals made in the prior year period related to an unfavorable employee medical claims experience; (3) recovery of legal costs and reversal of accruals related to settlements of specific litigation; and, (4) an absence in the current year period of repair costs related to storm damage incurred in the prior year period. These decreases were partially offset by the following: (1) increased administrative payroll and related costs; (2) accruals for possible assessments related to non-compliance with currency transaction reporting requirements; and, (3) increased record retention costs related to optically scanning a significant amount of back office documents and storing the images on compact discs for later retrieval.

     Operating income was $16.2 million for the six months ended June 30, 1999. Operating income was $16.3 million for the six months ended June 30, 1998. Despite the positive changes described above, operating income decreased primarily due to operating income for the prior year period including a $2.8 million gain, net of reserves for disposition costs, recognized on the sale of substantially all of the assets associated with Lady Luck Biloxi. The decrease was also due to $0.4 million of preopening expense related to the opening of the Country hotel and $0.4 million of additional related party license fees in the current year period resulting from improved earnings. These decreases were partially offset by a $0.3 million net reduction in depreciation expense due to the sales of Lady Luck Central City in February 1998 and Lady Luck Biloxi in June 1998 offset partially by depreciation related to the Country hotel which opened April 30, 1999.

     Income applicable to common stockholders was $5.3 million or $1.09 per share for the six months ended June 30, 1999 compared $4.6 million or $0.93 per share for the six months ended June 30, 1998. In addition to the changes described above, the increase in income applicable to common stockholders was primarily due to the following: (1) a reduction in net interest expense primarily resulting from the capitalization of $0.5 million interest on funds used during construction of the 314-room Country hotel at the Lady Luck Casinos and Entertainment Resort; and, (2) a $0.2 million increase in interest income due to increases in cash and marketable securities received as a result of asset sales and from operations. These positive factors were offset partially by a $0.1 million increase from compounding on unpaid prior dividends on the Company's Mandatory Cumulative Redeemable Preferred Stock.

                         LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

Operating Casinos
-----------------

      Dollar amounts shown in the following tables for gross revenues, net revenues, management fee and operating income are in millions. Operating margin is calculated as operating income divided by net revenues.

      Lady Luck Casinos and Entertainment Resort
      ------------------------------------------

                                            %                             %
                         Three Months    Increase      Six Months      Increase
                            Ended       (Decrease)       Ended        (Decrease)
                           June 30,      1999 vs.       June 30,        1999
                      ----------------- ---------- ------------------ ----------
                        1999     1998     1998       1999      1998      1998
                      -------- -------- ---------- --------  -------- ----------
Gross revenues.....   $   28.5 $   25.0     14     $   55.9  $   51.3     9
Net revenues.......       25.7     22.7     13         50.7      46.6     9
Management fee.....        1.0      0.7     43          1.9       1.6    19
Operating income...        4.0      4.9    (18)         9.8      11.1   (12)
Operating margin...       16%      22%      (6) pts    19%       24%     (5)pts.


Average daily net
  win per table
  game.............   $  643   $  597        8     $  624    $  647      (4)
Average number of
 tables in
 operations........       49       50       (2)        49        50      (2)
Average daily net
  win per slot
  machine..........   $  160   $  157        2     $  155    $  160      (3)
Average number of
  of slot machines
  in operation.....    1,475    1,321       12      1,514     1,328      14


      Lady Luck Natchez
      -----------------

                                             %                            %
                         Three Months    Increase      Six Months      Increase
                            Ended       (Decrease)       Ended        (Decrease)
                           June 30,      1999 vs.       June 30,         1999
                      ----------------- ---------- ------------------ ----------
                        1999     1998     1998       1999      1998      1998
                      -------- -------- ---------- --------  -------- ----------
Gross revenues.....   $    9.5 $    8.7      9     $   19.3  $   17.5    10
Net revenues.......        8.7      7.9     10         17.8      15.9    12
Management fee.....        0.3      0.2     50          0.7       0.5    40
Operating income...        1.2      1.0     20          2.6       2.2    18
Operating margin...       14%      13%       1 pt.     15%       14%      1 pt.


Average daily net
  win per table
  game.............   $  699   $  662        6     $  756    $  734       3
Average number of
 tables in
 operations........       16       16        -         16        16       -
Average daily net
  win per slot
  machine..........   $  114   $  111        3     $  118    $  111       6
Average number of
  of slot machines
  in operation.....      653      613        7        648       615       5

                         LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS


      Lady Luck Bettendorf (a) (b)
      --------------------


                                             %                             %
                         Three Months    Increase      Six Months      Increase
                            Ended       (Decrease)       Ended        (Decrease)
                           June 30,      1999 vs.       June 30,         1999
                      ----------------- ---------- ------------------ ----------
                        1999     1998     1998       1999      1998      1998
                      -------- -------- ---------- --------  -------- ----------
Gross revenues.....   $   26.1 $   22.8    14      $   49.7  $  43.1     15
Net revenues.......       24.6     21.6    14          46.8     40.7     15
Management fee.....        0.7      0.6    17           1.3      1.1     18
Operating income...        4.2      3.2    31           7.3      6.1     20
Operating margin...       17%      15%      2 pts.     16%      15%       1 pt.


Average daily net
  win per table
  game.............   $  745   $  770      (3)     $  715    $ 772       (7)
Average number of
 tables in
 operations........       42       37      14          43       37       16
Average daily net
  win per slot
  machine..........   $  186   $  200      (7)     $  178    $ 192       (7)
Average number of
  of slot machines
  in operation.....    1,163      991      17       1,160      971       19
---------------------------
      (a) Lady Luck Bettendorf is 50% owned by LLQC. The Company includes 50% of its net income as equity in net income of affiliates using the equity method of accounting.

      (b) The Illinois governor approved dockside gaming in that state effective June 1999 lifting the cruising requirement. The long-term effects of this change, if any, on competition from an Illinois riverboat in close proximity to Lady Luck Bettendorf is not presently known.

                         LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      During the six months ended June 30, 1999, the Company generated $6.0 million in cash from operations. The primary sources during the six months ended June 30, 1999 of cash and non-cash resources were: (1) cash flow from operations; (2) cash on hand at the beginning of the year; (3) $6.2 million from the sale of marketable securities; (4) $1.5 million distribution of earnings from the Bettendorf Joint Venture; and (5) the purchase of slot machines on contracts with their manufacturers to be repaid over time. The primary uses of cash and non-cash resources during the six months ended June 30, 1999, other than operating expenditures, include:

A.    $14.6 million for net property and equipment primarily related to the
           Lady Luck Casinos and Entertainment Resort as follows:

     -    $10.8 million for  continuation  of construction of a 314-room hotel

     - $2.9 million for continuing production and installation of new generator systems

     -    $0.4  million for  continuation  of  remodeling  of the Rhythm & Blues
          Hotel

B.    $0.4 million for the re-payment of debt and slot contracts.

C. $0.4 million for the acquisition of slot machines and other assets by certain subsidiaries for the incurrence of indebtedness.

D.    $1.2 million for accrual of preferred stock dividends.

      Lady Luck Central City is expected to require cash infusions of $0.1 million during the remainder of 1999, the expense portion of which was fully accrued as of December 31, 1997 for payments on the remaining parking lot leases, including the purchase of the two remaining lots as required by the contracts. The sellers will finance a portion of the purchases. Lady Luck Central City will require additional cash infusions related to these parking lots in periods beyond 1999.

      During the remainder of 1999, Lady Luck Biloxi is expected to require cash infusions of up to $0.2 million, the expense portion of which was fully accrued as of December 31, 1998, for payments on a lease and other specific liabilities. The lease cost is $0.2 million annually through May 2008, unless an earlier assignment to Grand Casinos of Mississippi, Inc., pursuant to an asset sale agreement, can be executed or an early buy-out can be negotiated with the lessor. A reserve was established as of December 31, 1998 for the discounted future expected expense related to this lease. Lady Luck Biloxi may require additional cash infusions related to this lease in periods beyond 1999 for lease payments if the lease is not assigned or bought out and for the settlement of specific other remaining obligations of Lady Luck Biloxi.

      Pursuant to a development agreement with the City of Bettendorf, the Bettendorf Joint Venture is developing a marina with seasonal transient docking facilities. The development agreement requires that in the event that the construction of the marina is not completed before April 1, 1999, unless completion is restricted beyond the control of the Bettendorf Joint Venture, the Bettendorf Joint Venture must pay the City $100,000 per month until the project has been completed. The Bettendorf Joint Venture is currently pursuing the necessary licenses for development of the marina. As approvals for the licenses are pending environmental evaluations and flood plain analyses, the continued development of the marina is beyond the control of the Bettendorf Joint Venture, thus no liquidated damages are being assessed. As of June 30,1999, the Bettendorf Joint Venture had incurred approximately $72,000 of costs related to the marina and anticipates that, if constructed, the marina will cost an additional amount not in excess of $2,000,000, of which the Bettendorf Joint Venture is responsible for approximately $1,000,000.

                         LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

      In addition, the Bettendorf Joint Venture is demolishing the Plaza building at 1823 State Street and preparing the site for donation back to the City. This cost of this process is $225,000 and will be completed during 1999.

      The Bettendorf Joint Venture is developing plans to build-out and operate an upscale restaurant in the Lady Luck Center adjacent to its hotel. Construction is currently anticipated to begin during 1999 with costs estimated not to exceed $1.1 million. The Bettendorf Joint Venture plans to fund the cost of this project from its cash on hand and from its operations.

      During August 1998, MLI entered into an agreement for and began the construction of a new 314-room hotel adjacent to its Country Casino. The hotel opened April 30, 1999. The Company has funded the construction primarily with the proceeds from the sale of substantially all of LLB's operating assets. The completed project had total costs of approximately $16.7 million.

      During March 1999, MLI entered into an agreement for the production of five new generators for the Lady Luck Casinos and Entertainment Resort. The cost of production and installation of the generators is approximately $4.2 million, $2.9 million of which had been paid as of June 30, 1999. The generators commenced power production during July 1999 and the balance of the project will be paid from cash on hand and from operations during the three months ending September 30, 1999.

     The Company and Sodak Gaming, Inc. ("Sodak") have signed a definitive agreement for the Company to purchase a subsidiary of Sodak which owns or will own the Miss Marquette riverboat casino and associated real property and assets from Sodak. The agreement includes a purchase price of $41.7 million. Completion of the sale is conditioned upon regulatory approvals, financing (see below), satisfaction of other conditions to the pending merger between Sodak and International Game Technology, and other conditions. The Miss Marquette riverboat gaming and entertainment complex includes a 914-position riverboat casino, including 698 slot machines, with approximately 18,747 square feet of gaming space; a 590-space parking lot; a land-based restaurant/buffet; a live entertainment showroom; a 24-room hotel; a full service marina with 32-slip spaces, and off-site facilities including administrative space and laundry facilities.

      No further significant expenditures for projects under development are committed to be made by the Company from existing cash or cash flow from operations. Various amounts of cash and non-cash resources may be used during 1999 for other capital improvements, expansions or acquisitions that cannot currently be estimated and may be contingent on market conditions and other factors. If significant cash or other resources become available, the Company may make additional capital expenditures. In any case, the amount of capital expenditures will be based on cash available and market conditions at the time any commitment is made.

      The Company may also repurchase all or a portion of the 2001 Notes in early satisfaction of any required repurchase expected under the Indenture governing the 2001 Notes or otherwise, the amount of which and the timing of repurchase cannot currently be estimated and are dependent on adequate cash availability and market conditions. The Company continues to explore various options to refinance the 2001 Notes and intends to seek financing to fund its purchase of the Miss Marquette riverboat casino and associated assets as described above. However, there is no guarantee that terms acceptable to the Company can be negotiated. The Company anticipates that it will not repurchase any portion of the 2001 Notes in 1999 other than in connection with a refinancing.

      The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of June 30, 1999, approximately $6.0 million ($3.0 million net of reserves and accruals) has been expended under this contract and approximately $1.9 million is included in construction payables. Construction has been discontinued and is not anticipated to resume until such time as a suitable development project proceeds. During 1998, the contractor filed for bankruptcy. The filing listed $1.5 million as an accrued construction receivable and did not list the partially completed vessel as an asset. The Company has relocated the vessel from the shipyard at a cost of approximately $200,000.

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

      On June 21, 1999, the Company was informed by the Nasdaq National Market that it had determined the Company was no longer eligible for listing because the Company's Common Stock failed to maintain market value of public float and bid price, composed of total shares outstanding reduced by those held by directors and officers, as defined, greater than or equal to $15.0 million, and a bid price of at least $5.00, respectively, in accordance with Nasdaq Marketplace Rules 4450(b)(3) and 4450(b)(4). The Company since has been accepted for listing on the Nasdaq Smallcap Market.

     The Company is highly leveraged. As of June 30, 1999, the Company's total long-term indebtedness was approximately $176.7 million and its stockholders' deficit was approximately $18.9 million. This level of indebtedness could have important consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, such cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or entrance into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

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

      Mr. Tompkins also owns a casino-hotel in Las Vegas, Nevada and the Lady Luck trademark and a customer list, which the Company licenses from him. The Las Vegas casino-hotel has incurred substantial indebtedness and is in default on that debt as of June 30, 1999. Mr. Tompkins is personally liable for the debt and has pledged certain of his assets, including the Lady Luck trademark and customer list, as collateral for the benefit of the holders of that indebtedness. As a result of the current default, these lenders are entitled to the benefit of this collateral and could

                         LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS

foreclose on the pledge and seize the Lady Luck trademark and customer list and sell them to a third party. In addition, Mr. Tompkins may be required to sell his Common Stock in the Company, the trademark and the customer list to satisfy the debt.

      Pursuant to the Indenture, a sale of Mr. Tompkins' Common Stock resulting in another person beneficially owning more than 35% of the Company's outstanding common stock would trigger a Change in Control event, which would in turn permit any holder of the Company's outstanding 2001 Notes to require the Company to repurchase all or any part of such holder's 2001 Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. As of July 29, 1999, the closing market price of the 2001 Notes, as reported by Donaldson, Lufkin and Jenrette, was 101.75%. In addition, a sale of Mr. Tompkins' Common Stock resulting in another person beneficially owning more than 30% of the Company's outstanding Common Stock or a change in the persons constituting a majority of the board of directors over a two-year period (unless new directors are elected or nominated by two-thirds of the directors who were directors at the beginning of the period) would trigger the change in control provisions in the LLGC agreements with Alain Uboldi, LLGC's President, Chief Operating Officer and Director, and Rory J. Reid, LLGC's Senior Vice President, General Counsel, Secretary and Director (see Note 6 to the Condensed Consolidated Financial Statements included in Part I., Item 1.)

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

      The Company has divided the systems located at each of its properties and corporate offices into two categories: (1) systems that would have a significant effect on operations or financial statements (the "mission critical systems"), such as slot systems and lodging and gaming systems, and (2) low priority systems (for example, individual personal computers or workstations). Each category included both IT Systems (for example, network software and hardware systems) and Non-IT Systems (for example, devices that are potentially date sensitive due to their dependency on a built in computer chip or proprietary software developed by a third party). The Company has to-date relied exclusively on representations of the suppliers of its systems to determine whether a system is Year 2000 compliant. As of June 30, 1999, the Company has determined that the total costs related to the repair and replacement of the mission critical systems that it has evaluated that are not yet Year 2000 compliant would not have a material adverse effect on the Company. In making this determination, the Company has relied on written representations from the Company's computer system suppliers that those suppliers will provide the Company with applicable software upgrades in a timely manner. As of June 30, 1999, the Company has not expended significant funds on Year 2000 compliance and expects expenditures not in excess of $500,000 will be necessary to complete remediation. The Company expects to fund these costs through cash on hand and operating cash flows. If those suppliers fail to provide upgrades in a timely manner or the upgrades are not functional, this failure or non-functionality may have a material adverse effect on the Company, including the loss of the authority to operate electronic gaming devices in one or more jurisdictions if the electronic monitoring systems were to become non-functional and waivers were not granted by the licensing authorities. The Company has so far evaluated approximately 80% of the Company's unique systems and if any remaining systems that have not been evaluated are not Year 2000 compliant and cannot be Year 2000 compliant in a cost efficient or timely manner, these costs or non-compliance may have a material adverse effect on the Company. The Company intends to conduct testing of the date dependent functions of specific systems beginning in August 1999. The Company also intends to develop an internal contingency plan for disaster recovery and processing by November 1999.

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

Impact of Inflation
-------------------

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

Seasonality and Weather
-----------------------

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


        Item 3. DEFAULTS UPON SENIOR SECURITIES

                (a)  None.

                (b)  None.


        Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                (a) The Company's  Annual  Meeting of  Stockholders  was held on
                    April 27, 1999.

                (b)  Not applicable.

                (c)  Election of Directors

                     At the Annual Meeting of Stockholders held on April 27, 1999, Andrew H. Tompkins and Norman Little were nominated as Class III directors to serve immediately (subject to approval of all governing gaming authorities with respect to Norman Little as a new director nominee) with a term expiring at the 2002 annual meeting or until their successors are duly elected and qualified. The voting on such matters was as follows:

                                               For        Withhold      Abstain
                                            ---------     --------     ---------
                     Andrew  H. Tompkins    2,671,827         518         None

                     Norman Little          2,663,490       8,855         None

                (d)  Not applicable.


        Item 5. OTHER INFORMATION

                None

      Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits.

                     Exhibit
                     Number    Description of Exhibits
                     ------    ------------------------

                      27        Financial Data Schedule

                (b)  Reports on Form 8-K.

                     Form 8-K dated August 9, 1999 relating to Item 2.




SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:   August 13, 1999                   Lady Luck Gaming Corporation
                                          ----------------------------
                                          Registrant


                                          /s/  James D. Bowen
                                          Its: Vice President Finance and
                                               Principal Accounting Officer
                                               and duly authorized officer