Form 10-Q
period 1990-09-30
LADY LUCK GAMING CORP
filed 1999-11-15
CIK 906527

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q
(MARK ONE)

  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 5, 1999 there were 4,881,003 shares of common stock, $.006 par value per share, outstanding.

===============================================================================

PART I. FINANCIAL INFORMATION

        Item 1. FINANCIAL STATEMENTS


                         LADY LUCK GAMING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)
                                  (Unaudited)


                                  ASSETS

                                                  September 30,   December 31,
                                                      1999          1998
                                                  -------------  -------------
Current assets:
  Cash and cash equivalents...................... $      22,201  $      28,834
  Marketable securities..........................        18,092         19,219
  Accounts receivable, net.......................           736            862
  Inventories....................................           499            946
  Prepaid expenses...............................         1,744          1,333
                                                  -------------  -------------
   Total current assets..........................        43,272         51,194
                                                  -------------  -------------
Property and equipment, net of accumulated
   depreciation and amortization of $36,514 and
   $31,352 as of September 30, 1999 and December
   31, 1998, respectively........................       131,874        120,904

Other assets:
  Deferred financing fees and costs, net of
    accumulated amortization of $4,861 and
    $4,212 as of September 30, 1999 and December          1,226          1,875
    31, 1998, respectively.......................
  Investment in unconsolidated affiliate, net....        17,204         14,412
  Other..........................................         4,601          3,300
                                                  -------------  -------------
                                                         23,031         19,587
                                                  -------------  -------------
TOTAL ASSETS..................................... $     198,177  $     191,685
                                                  =============  =============

         The accompanying notes are an integral part of these condensed consolidated balance sheets

                        LADY LUCK GAMING CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
              (in thousands, except share and per share amounts)
                                  (Unaudited)


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                  September 30,   December 31,
                                                      1999          1998
                                                  -------------  -------------
Current liabilities:
  Current portion of long-term debt.............  $       1,052  $         595
  Accrued interest..............................          1,859          1,834
  Accounts payable..............................          2,697          1,915
  Construction payables.........................          1,952          3,951
  Accrued property taxes........................            985          1,300
  Other accrued liabilities.....................          8,514          9,106
                                                  -------------  -------------
    Total current liabilities...................         17,059         18,701
                                                  -------------  -------------
Long-term debt:
  Mortgage notes payable........................        173,500        173,500
  Other long-term debt..........................          3,114          3,084
                                                  -------------  -------------
    Total long-term debt........................        176,614        176,584
                                                  -------------  -------------
      Total liabilities.........................        193,673        195,285
                                                  -------------  -------------
Commitments and contingencies (Notes 5 through 11)

Series A mandatory cumulative  redeemable
  preferred stock, $51.75 and $47.53, as
  of September 30, 1999 and December 31, 1998,
  respectively  per  share liquidation value,
  1,800,000 shares authorized, 433,638 shares
  issued and outstanding........................         22,442         20,611
                                                   ------------  -------------
Stockholders' deficit:
  Common stock, $.006 par value, 75,000,000
   shares authorized, 4,881,003 shares issued
   and outstanding..............................             29             29
  Additional paid-in capital ...................         31,382         31,382
  Accumulated deficit...........................        (49,349)       (55,622)
                                                  -------------  -------------
    Total stockholders' deficit.................        (17,938)       (24,211)
                                                  -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.....  $     198,177   $    191,685
                                                  =============  =============

        The accompanying notes are an integral part of these condensed consolidated balance sheets

                         LADY LUCK GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)
                                  (Unaudited)

                                           Three Months Ended    Nine Months Ended
                                              September 30,        September 30,
                                          --------------------  --------------------
                                             1999       1998      1999       1998
                                          ---------  ---------  ---------  ---------
Revenue:
   Casino...............................  $  33,286  $  28,907  $  97,818  $  97,509
   Food and beverage....................      4,133      3,368     11,553     12,298
   Hotel................................      1,693      1,109      4,281      3,204
   Equity in net income of
     unconsolidated affiliate...........      1,952        787      5,242      3,884
   Management fees from
     unconsolidated affiliate...........        737        584      2,054      1,673
   Other................................      1,037        960      2,949      2,865
                                          ---------  ---------  ---------  ---------
      Gross revenues....................     42,838     35,715    123,897    121,433
      Less:  Promotional allowances....      (3,936)    (2,812)   (10,660)   (10,318)
                                          ---------  ---------  ---------  ---------
      Net revenues......................     38,902     32,903    113,237    111,115
                                          ---------  ---------  ---------  ---------
Costs and expenses:
   Casino...............................     14,257     11,613     40,873     40,857
   Food and beverage....................      1,260      1,115      3,467      3,974
   Hotel................................        502        245      1,333      1,210
   Other................................         23         20         51        120
   Selling, general and administrative..     12,687      9,915     34,371     35,260
   Related party license fees...........        921        839      2,944      2,453
   Gain on sale of assets...............          -          -          -     (2,848)
   Depreciation and amortization.......       2,487      2,156      6,760      6,760
   Pre-opening expenses.................          -          -        437          -
                                          ---------  ---------  ---------  ---------
      Total costs and expenses..........     32,137     25,903     90,236     87,786
                                          ---------  ---------  ---------  ---------
Operating income........................      6,765      7,000     23,001     23,329
Other income (expense):
   Interest income......................        360        584      1,295      1,341
   Interest expense.....................     (5,504)    (5,481)   (15,935)   (16,570)
   Other................................          1          -       (167)      (342)
                                          ---------  ---------  ---------  ---------
      Total other income (expense)......     (5,143)    (4,897)   (14,807)   (15,571)
                                          ---------  ---------  ---------  ---------
Income before income tax provision......      1,622      2,103      8,194      7,758
Income tax provision....................         30         15         90         45
                                          ---------  ---------  ---------  ---------
NET INCOME..............................      1,592      2,088      8,104      7,713
Preferred stock dividends...............        627        561      1,831      1,634
                                          ---------  ---------  ---------  ---------
Income applicable to common
   stockholders.........................  $     965  $   1,527  $   6,273  $   6,079
                                          =========  =========  =========  =========
BASIC AND DILUTED NET INCOME PER SHARE
   Applicable to common stockholders....  $    0.20  $    0.31  $    1.29  $    1.25
                                          =========  =========  =========  =========
Weighted average number of common
   shares outstanding...................  4,881,003  4,881,003  4,881,003  4,881,003
                                          =========  =========  =========  =========

        The accompanying notes are an integral part of these condensed consolidated statements

                        LADY LUCK GAMING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except Supplemental Schedule)
                                  (Unaudited)


                                                       Nine months Ended
                                                         September 30,
                                                    -------------------------
                                                       1999           1998
                                                    -----------   -----------
Cash flows from operating activities:
   Net income.....................................  $     8,104   $     7,713
   Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
      Depreciation and amortization...............        6,760         6,760
      Amortization of bond offering fees and costs          649           649
      Gain on sale of assets......................            -        (2,848)
      Earnings in excess of distributions -
        unconsolidated affiliate..................       (2,792)       (3,884)
   (Increase) decrease in assets:
      Accounts receivable.........................          126          (285)
      Inventories.................................          447           (57)
      Prepaid expenses............................         (411)        1,112
   Increase (decrease) in liabilities:
      Accounts payable............................          782        (2,169)
      Other accrued liabilities...................         (882)       (1,272)
                                                    -----------   -----------
Net cash provided by (used in) operating
   activities.....................................       12,783         5,719
                                                    -----------   -----------
Cash flows from investing activities:
   Purchase of property and equipment.............      (16,611)       (4,583)
   Proceeds of sale of operating assets...........            -        15,127
   Construction payables..........................       (1,999)           (5)
   Restricted cash................................            -           158
   Sale or (purchases) of marketable securities...        1,127       (15,455)
   Other..........................................       (1,301)         (658)
                                                    -----------   -----------
Net cash provided by (used in) investing
   activities.....................................      (18,784)       (5,416)
                                                    -----------   -----------
Cash flows from financing activities:
   Payments on debt and slot contracts............         (632)       (1,664)
                                                    -----------   -----------
Net cash provided by (used in) financing
   activities.....................................         (632)       (1,664)
                                                    -----------   -----------
Net increase (decrease) in cash and cash
   equivalents....................................       (6,633)       (1,361)
Cash and cash equivalents, beginning of period....       28,834        19,552
                                                    -----------   -----------
Cash and cash equivalents, end of period..........  $    22,201   $    18,191
                                                    ===========   ===========
Supplemental  disclosures of cash flow information:
  Cash paid during period for interest
  (net of amount capitalized of $490 in
  the nine months ended September 30, 1999).......  $    15,261   $    15,939
                                                    ===========   ===========


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

                          LADY LUCK GAMING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  (in thousands, except Supplemental Schedule)
                                   (Unaudited)


Supplemental Schedule of Non-Cash Investing and Financing Activities:

      The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $1,831,000 and $1,634,000 in unpaid accrued dividends for the nine month periods ended September 30, 1999 and 1998, respectively.

      The Company entered into several contracts with manufacturers for the purchase of slot machines and other assets which totaled approximately $1,119,000 and $689,000 for the nine month periods ended September 30, 1999 and 1998, respectively.

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

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    The Company and Basis of Presentation

      Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management is the evaluation of the recoverability of the carrying values of the land held for development, a partially completed gaming vessel and the reserve for disposition costs related to the sale of Lady Luck Biloxi's operating assets as more fully described below. The Company has made certain financial statement reclassifications for the three and nine month periods ended September 30, 1998 in order to classify amounts in a manner consistent with the three and nine month periods ended September 30, 1999.

      The consolidated financial statements of Lady Luck Gaming Corporation ("LLGC"), a Delaware corporation, include the accounts of LLGC and its subsidiaries (collectively the "Company"). For the periods presented in the financial statements, the Company's operations primarily include those of LLGC, Lady Luck Gaming Finance Corporation ("LLGFC"), a Delaware corporation; Magnolia Lady, Inc. ("MLI"), Lady Luck Mississippi, Inc. ("LLM"), Lady Luck Biloxi, Inc. ("LLB"), Lady Luck Gulfport, Inc. ("LLG") and Lady Luck Tunica, Inc. ("LLT"), each a Mississippi corporation (collectively the "Mississippi Companies"); Lady Luck Central City, Inc. ("LLCC"), a Delaware corporation, and L. L. Gaming Reservations, Inc. ("LLGR"), a Nevada corporation. The Company also owns a 50% interest in a joint venture with Bettendorf Riverfront Development Company, LC ("BRDC") which is and has been accounted for under the equity method (the "Bettendorf Joint Venture"). The Company's financial statements also include the development efforts of Lady Luck Kimmswick, Inc. ("LLK"), a 93% owned Missouri corporation; and Lady Luck Vicksburg, Inc. ("LLV") a Mississippi corporation. LLGC and its subsidiaries were organized to develop and operate gaming and hotel properties in emerging jurisdictions.

      LLGC and LLGFC were formed in February 1993. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi and acquired and took over operation of the 147-room River Park Hotel in Natchez, Mississippi on April 15, 1996; LLB began dockside casino operations on December 13, 1993 in Biloxi, Mississippi and sold its real property and operating assets and ceased operations effective June 7, 1998; MLI, which does business as Lady Luck Casinos & Entertainment Resort, commenced dockside gaming operations on June 27, 1994 in Coahoma County, Mississippi, commenced operation of a 173-room hotel on August 16, 1994, commenced gaming operations of Country Casino and the Pavilion on May 21, 1996, acquired and took over operation of the 120-room Riverbluff Hotel in Helena, Arkansas on July 3, 1996 and commenced operation of an additional 314-room hotel on April 30, 1999; LLT which currently leases a gaming vessel to Lady Luck Bettendorf, LC, an Iowa limited liability company (see below); LLGR began operating a central reservations center for the Company's hotels on September 3, 1996; Lady Luck Quad Cities, Inc. ("LLQC"), a Delaware corporation and subsidiary of the Company, formed a joint venture with BRDC, Lady Luck Bettendorf, LC, to operate a casino in Bettendorf, Iowa which commenced operations on April 21, 1995 and commenced operation of a 256-room hotel on August 29, 1998. LLK and LLV are in various stages of development and have no operating history.

2.    Certain Risks and Uncertainties

     The Company's operations in Mississippi and Iowa are dependent upon its continued ability to be licensed by the respective gaming authorities. Such licenses are reviewed periodically by the gaming authorities in these states.

     A significant portion of the Company's consolidated revenues and operating income are generated by MLI's casino operations. These casino operations are highly dependent on patronage by residents in Arkansas. A change in general economic conditions, additional competition, closure of the Helena Bridge or a change in the extent and nature of regulations enabling casino gaming in Arkansas could adversely affect these casinos' future operating results.


3.    Reverse Stock Split,  Nasdaq  National  Market Listing and Net Income Per
Share

      Effective June 4, 1998, the Company's stockholders approved a one-for-six reverse stock split with regard to its Common Stock (the "Reverse Split"). The effects of the Reverse Split were to reduce the number of issued and outstanding shares of Common Stock from 29,285,698 to 4,881,003 and to increase the par value of these shares from $0.001 to $0.006 per share. Instead of fractional shares resulting from the Reverse Split, stockholders received a cash payment from the sale of the aggregate fractional shares on the open market. The Reverse Split did not change the number of authorized shares of the Company's Common Stock and had no effect on the Company's Preferred Stock. All references in the financial statements to number of shares and per share amounts of the Company's Common Stock have been retroactively restated to reflect the decreased number of shares of Common Stock outstanding.

      On June 21, 1999, the Company was informed by the Nasdaq National Market that it had determined that the Company was no longer eligible for listing because the Company's Common Stock failed to maintain market value of public float and bid price, composed of total shares outstanding reduced by those held by directors and officers, as defined, greater than or equal to $15.0 million, and a bid price of at least $5.00 per share, respectively, in accordance with Nasdaq Marketplace Rules 4450(b)(3) and 4450(b)(4). The Company since has been accepted for listing on the Nasdaq Smallcap Market.


4.    Investment in Unconsolidated Affiliate

     The Company's investment in the Bettendorf Joint Venture with BRDC is accounted for under the equity method and the Company's portion of income or loss from the Bettendorf Joint Venture is included in Equity in Net Income of Unconsolidated Affiliate in the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998.

      Bettendorf Joint Venture

      In December 1994, the Company entered into the Bettendorf Joint Venture with BRDC to develop and operate a casino in Bettendorf, Iowa ("Lady Luck Bettendorf"). The joint venture agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. In addition, BRDC has been leasing certain real property to the Bettendorf Joint Venture at a lease rate equal to $150,000 per month. Effective September 1998, this real estate lease was amended to include a temporary parking easement, necessary due to the addition of the hotel, for an additional lease rate of $20,000 per month. The Company is leasing a gaming vessel with a cost of $21,635,000 and a carrying value net of accumulated depreciation as of September 30, 1999 of $18,927,000 to the Bettendorf Joint Venture for approximately $189,000 per month, which amount was determined based on arms-length negotiations between the Company and BRDC. This lease is for an initial term of 5 years, expiring in May 2000, with a 10-year renewal option. During March 1999, the Bettendorf Joint Venture submitted in writing to the Company its commitment to renew this lease. The Company's rental income relating to the gaming vessel lease was as follows:

                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                  --------------------     --------------------
                                      1999     1998           1999      1998
                                  ---------  ---------     ---------  ---------
                                  $     567  $     567     $   1,700  $   1,700
                                  =========  =========     =========  =========

      Pursuant to a former equipment lease, effective January 1, 1998, the Company sold specific gaming equipment to the Bettendorf Joint Venture for a negotiated amount of $712,000 in cash.

      Lady Luck Bettendorf commenced operations on April 21, 1995. All net profits and losses from all operations of Lady Luck Bettendorf are allocated equally between the Company and BRDC. The Company has also been granted the right to manage Lady Luck Bettendorf with substantially the same terms and fees as the Company's wholly-owned casinos, less $37,500 abated per month, with up to $325,000 annually of the fees received by the Company paid to BRDC for its work as consultants.

      Summarized balance sheet information for the Bettendorf Joint Venture as of September 30, 1999 and December 31, 1998 is as follows (in thousands):

                                           September 30,   December 31,
                                               1999             1998
                                           -------------   ------------
Current assets...........................  $      10,042   $      6,870
Property and equipment, net..............         52,946         52,727
Other....................................            738            750
                                           -------------   ------------
  Total assets...........................  $      63,726   $     60,347
                                           =============   ============

Current liabilities......................  $       5,983   $      8,154
Long-term liabilities....................         23,335         23,370
Members' equity..........................         34,408         28,823
                                           -------------   ------------
  Total liabilities and members' equity..  $      63,726   $     60,347
                                           =============   ============

      Summarized results of operations for the Bettendorf Joint Venture for the three and nine month periods ended September 30, 1999 and 1998 are as follows (in thousands):


                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                  --------------------     --------------------
                                      1999     1998           1999      1998
                                  ---------  ---------     ---------  ---------
Net revenues..................... $  25,203  $  21,446     $  72,042  $  62,168
Costs and expenses...............    21,299     19,873        61,557     54,401
                                  ---------  ---------     ---------  ---------
   Net income.................... $   3,904  $   1,573     $  10,485  $   7,767
                                  =========  =========     =========  =========

      A summary of changes in the Company's investment in the Bettendorf Joint Venture for each of the nine month periods ended September 30, 1999 and 1998 are as follows (in thousands):

                                                   1999          1998
                                               -----------   -----------
Investment, beginning of period.............   $    14,412   $     9,313
Equity in net income of  unconsolidated
  affiliate.................................         5,242         3,884
Distributions to the Company................         2,450             -
                                               -----------   -----------
Investment, end of period...................   $    17,204   $    13,197
                                               ===========   ===========

      Included in the Company's Accumulated Deficit at September 30, 1999 is $14,204,000 of undistributed earnings related to the Bettendorf Joint Venture.


5.    Long-term Debt

      At September 30, 1999 and December 31, 1998, long-term debt consisted of the following (in thousands):



                                          September 30,        December 31,
                                               1999                  1998
                                         -----------------  -----------------
   $185,000, 11 7/8% First Mortgage
     Notes;  quarterly payments of
     interest only; due March 2001;
     collateralized  by substantially
     all assets of the Company and
     guaranteed by the Company.........     $   173,500        $   173,500

   Note payable to an individual;
     monthly payments of principal
     and interest at 8.5%; due
     March 2018; collateralized by
     a deed of trust...................             339                344

   Notes payable to a bank;
     monthly payments of principal
     and interest at 8%; due
     November 2008; collateralized
     by deeds of trust.................             433                198

   Notes payable to corporations;
     monthly payments of principal
     and interest at rates up to
     12.5%; due November 1999
     through December 2002;
     secured by the equipment..........             880                494

   Mortgage note payable to a corporation;
     quarterly  payments of principal and
     interest at prime plus 1 1/2%
     based on a 20 year
     amortization; due April 2006;
     collateralized by a deed of
     trust.............................           2,510              2,623

   Other...............................               4                 20
                                            -----------        -----------
                                                177,666            177,179
   Less: current portion...............          (1,052)              (595)
                                            -----------        -----------
     Total long-term debt..............     $   176,614        $   176,584
                                            ===========        ===========

      The Indenture, as amended and supplemented (the "Indenture"), covering the Company's 11 7/8% First Mortgage Notes due 2001 (the "2001 Notes") provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness, (c) to make asset sales, and (d) to engage in other lines of business, and requires the Company to maintain a minimum consolidated net worth, as defined in the Indenture. The Company believes it is in compliance with the Indenture, as amended and supplemented, as of September 30, 1999.

     Andrew H. Tompkins, Chairman and Chief Executive Officer of the Company, ("Tompkins") beneficially owns approximately 46% of the Company's outstanding Common Stock. Mr. Tompkins also owns a casino-hotel in Las Vegas, Nevada and the Lady Luck trademark and a customer list, which the Company licenses from him. The Las Vegas casino-hotel has incurred substantial indebtedness and is in default on that debt as of September 30, 1999. Mr. Tompkins is personally liable for the debt and has pledged certain of his assets, including the Lady Luck trademark and customer list, as collateral for the benefit of the holders of that indebtedness. As a result of the current default, these lenders are entitled to the benefit of this collateral and could foreclose on the pledge and seize the Lady Luck trademark and customer list and sell them to a third party. In addition, Mr. Tompkins may be required to sell the trademark and the customer list to satisfy the debt. Pursuant to a Forbearance Agreement dated April 29, 1999 and supplemented on September 24, 1999, the Banks that are parties to this Forbearance Agreement have agreed to modify the requirement for scheduled principal installments and to require limited principal reductions between now and until June 30, 2000 due to the Banks during the period commencing on January 26, 1999 and ending on June 30, 2000 subject to satisfaction of certain conditions. In addition, upon the consummation of the purchase of the Lady Luck trademark and customer list as well as the purchase of the Lady Luck casino-hotel by the Company as provided for in the Purchase Agreement effective as of August 19, 1999 by and among Gemini, Inc., International Marco Polo Services, Inc., Andrew H. Tompkins and the Company, the Banks have agreed, on the condition that such consummation has occurred prior to June 30, 2000, to discount the unpaid principal balance due to the Banks by $1,000,000 pursuant to the terms and conditions of the Purchase Agreement.

      Pursuant to the Indenture, a sale of Mr. Tompkins' Common Stock resulting in another person beneficially owning more than 35% of the Company's outstanding common stock would trigger a Change in Control event, which would in turn permit any holder of the Company's outstanding 2001 Notes to require the Company to repurchase all or any part of such holder's 2001 Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. As a requirement of Isle of Capri Casinos, Inc., ("Isle of Capri") a Delaware corporation, entering into a Merger Agreement with the Company, Mr. Tompkins provided Isle of Capri with a purchase option with respect to his shares and agreed to deposit such shares in escrow for the benefit of Isle of Capri (see
Note 9 - Subsequent Event:
Merger Agreement with Isle of Capri Casinos, Inc.).


6.    Employment Agreements

      On October 24, 1994, LLGC entered Letter Agreements with Alain J. Uboldi, LLGC's President, Chief Operating Officer and Director, and Rory J. Reid, LLGC's Senior Vice-President, General Counsel, Secretary and Director (the "Letter Agreements"). The Letter Agreements were for an initial term of three years, and on each October 24, beginning October 24, 1997, the Letter Agreements are automatically extended for an additional year, unless terminated by the Company on or before July 24 of that year. The Letter Agreements provide that in the event of a change of control, as defined in the Letter Agreements, and the subsequent termination of the employment of either Mr. Uboldi or Mr. Reid, under certain circumstances, LLGC would be required to pay to Mr. Uboldi and Mr. Reid a lump sum severance payment equal to 2.99 times the sum of their respective annual base salary plus the amount of any bonus paid in the year preceding such termination. In the event of such termination, Mr. Uboldi and Mr. Reid would also receive in cash an amount equal to the difference between the exercise price of each option held by Mr. Uboldi or Mr. Reid (whether or not fully exercisable) and the current price of LLGC's common stock. Further, in connection with the Letter Agreements, Mr. Uboldi and Mr. Reid would receive life, disability, accident and health insurance benefits substantially similar to those they are receiving immediately prior to their termination for a 36-month period after such termination. A sale of Mr. Tompkins' Common Stock resulting in another person beneficially owning more than 30% of the Company's outstanding Common Stock or a change in the persons constituting a majority of the board of directors over a two-year period (unless new directors are elected or nominated by two-thirds of the directors who were directors at the beginning of the period) would trigger the change of control provisions in the Letter Agreements (see Note 9 - Subsequent Event: Merger with Isle of Capri Casinos, Inc.).


7.    Litigation

      Shareholder Class Action Lawsuits
      ---------------------------------

      The Company has been named as a defendant in a purported stockholder class action lawsuit alleging violations by the Company of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, among other things, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Tompkins, Alain Uboldi and Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear, Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint. On October 8, 1997, the Company was served with an order of the court dismissing all of the Plaintiffs' claims under Section 10(b) of the Exchange Act and 11 of the Plaintiffs' 16 claims under Sections 11, 12 and 15 of the Securities Act with prejudice for failing to adequately state a claim. The court also ordered the Plaintiffs to file, and the Plaintiffs have filed, an amended complaint regarding the five claims under Sections 11, 12 and 15 of the Securities Act which were not dismissed with prejudice. While the outcome of this matter cannot presently be determined, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

      Greek Lawsuits
      --------------

      The Company and certain joint venture partners (the "Defendants") are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the Defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $6.7 million as of November 7, 1999 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest. The case is still in its preliminary stage and its outcome cannot be predicted with any degree of certainty; however, the Company believes, based in part on advice of counsel, that it has meritorious defenses.

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

      Refer to Form 10-Q's filed for the quarterly periods ended March 31, 1999 and June 30, 1999 and to Form 10-K filed for the year ended December 31, 1998 for previously reported legal matters.


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

      Construction Commitments
      ------------------------

           Bettendorf Joint Venture
           ------------------------

      Pursuant to a development agreement with the City of Bettendorf, the Bettendorf Joint Venture is developing a marina with seasonal transient docking facilities. The development agreement requires that in the event that the construction of the marina is not completed before April 1, 1999, unless completion is restricted beyond the control of the Bettendorf Joint Venture, the Bettendorf Joint Venture must pay the City $100,000 per month until the project has been completed. The Bettendorf Joint Venture is currently pursuing the necessary licenses for development of the marina. As approvals for the licenses are pending, the continued development of the marina is beyond the control of the Bettendorf Joint Venture, thus no liquidated damages are being assessed. As of September 30, 1999, the Bettendorf Joint Venture had incurred approximately $72,000 of costs related to the marina and anticipates that, if constructed, the marina will cost approximately $1,600,000.

      In addition, the Bettendorf Joint Venture completed demolition of the Plaza building at 1823 State Street and prepared the site for donation back to the City. This cost of this process was $225,000 during the nine month period ended September 30, 1999.

           Service Marine Vessel
           ---------------------

      The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of September 30, 1999, approximately $6.0 million ($3.0 million net of reserves and accruals) has been expended under this contract and approximately $1.9 million is included in construction payables. Construction has been discontinued and is not anticipated to resume until such time as a suitable development project proceeds. During 1998, the contractor filed for bankruptcy. The filing listed $1.5 million as an accrued construction receivable and did not list the partially completed vessel as an asset. The Company has relocated the vessel from the shipyard at a cost of approximately $200,000 during the nine month period ended September 30, 1999.

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

           Generators
           ----------

      During March 1999, MLI entered into an agreement for the construction of five new generators for the Lady Luck Casinos and Entertainment Resort. The cost of construction and installation of the generators was approximately $4.2 million which has been paid. The generators commenced power production during July 1999.

      Development Stage Projects
      --------------------------

      In addition to its operating casinos, the Company has riverboat or dockside casino projects in various stages of development in Kimmswick, Missouri and Vicksburg, Mississippi (the "Development Stage Projects"). The current status of each of these Development Stage Projects is described below.

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

      As of September 30, 1999, the Company has invested approximately $8.9 million ($273,000 of which was invested during the nine months ended September 30, 1999) in the Missouri Project, including the Service Marine Vessel construction noted above. Development costs have been fully reserved and the vessel construction costs have been reduced by a $3.0 million write-down recognized during 1997, leaving approximately $3.0 million of property and equipment, net of these reserves and an approximately $1.9 million construction payable. The Missouri Project is estimated to cost an additional $105.0 million to complete. The proposed project has received the appropriate zoning approval from the Jefferson County Planning Commission and has received a U.S. Army Corps of Engineers 404 permit. However, a new permit might be necessary due to changes in the proposed project design subsequent to receiving the permit.

      The Company has continued its efforts towards obtaining a gaming license for the Missouri Project and provided updated information to the Missouri Gaming Commission. The Missouri Gaming Commission investigates applicants at its discretion and has not yet selected the Company to be investigated. Furthermore, there can be no assurance that the Company will be selected to be considered for approval or obtain such approvals from the Missouri Gaming Commission. While the Company intends to continue seeking license approval by the Missouri Gaming Commission, the eventual development of the Missouri Project may also be subject to: (i) competition, as gaming revenues in the major metropolitan areas of Missouri have not increased commensurate with recent increases in gaming facilities, causing concerns of potential competitive saturation; and (ii) regulatory factors, including loss limits, which have generally caused gaming operations to underperform relative to facilities in neighboring jurisdictions without such restrictions.

           The Vicksburg Project
           ---------------------

      The development as planned will include a riverboat casino, an approximate 200-room hotel, an 800-car parking garage, and additional amenities (the
"Vicksburg Projet"). The Vicksburg Project is expected to be located on approximately 23.9 acres of land owned by the Company immediately south of the I-20 bridge along the Mississippi River, with access to Washington Street, in Vicksburg, Mississippi.

      A gaming license was granted to LLV on August 18, 1994 and has subsequently been renewed through July 2000. As of September 30, 1999 the Company has invested approximately $14.8 million ($118,000 of which was invested during the nine month periods ended September 30, 1999) in the Vicksburg Project, with net property and equipment and deposits remaining of approximately $8.4 million after project development cost write-downs and reserves for assets which may not be usable in the project as currently contemplated. Management's estimate of net realizable value is based on assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg Site for the development of a casino project and the ability of the Company to obtain a joint venture partner and capital to develop the project. Changes in these assumptions could result in changes in the estimated net realizable value of the property. The total cost of the project is initially estimated to be approximately $100.0 million, although the Company is currently revising the development plan.

      Casino developments on the Big Black River could significantly adversely affect operating casinos in Vicksburg, as well as the viability of the Vicksburg Project. The Big Black River is located about 13 miles from Vicksburg, between Vicksburg and Jackson, the major population base from which Vicksburg casinos draw their customers. During the fourth quarter of 1996, the Mississippi Gaming Commission found a proposed casino site on the Big Black River unsuitable. However, an affected landowner on the Big Black River sued the Mississippi Gaming Commission after it rejected the site, and in the fourth quarter of 1997, a circuit court found the site suitable. The Mississippi Gaming Commission and City of Vicksburg have appealed the circuit court decision to the State Supreme Court. Once the appeal has been perfected, the Supreme Court must rule on it within 270 days. In addition, on July 16, 1998, the Mississippi Gaming Commission adopted a regulation that prohibits developments such as casino projects on the Big Black River. While the Company believes that adoption of this regulation will increase the prospects of a favorable ruling for the Mississippi Gaming Commission and the City of Vicksburg with respect to the appeal, which is expected to be ruled upon by mid-year 2000, there can be no assurances that the circuit court ruling will be overturned.

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

      Some of the Company's owned and leased properties were used in the past for industrial purposes, which have or may have resulted in soil or groundwater contamination. For example, the Vicksburg site had been used as a bulk petroleum storage facility since the early 1950's, and contained above-ground storage tanks and barge and truck loading docks associated with that operation. Known releases of petroleum products from three of the seven tanks have occurred since 1986, along with other small releases at various locations on site. The subsurface assessment of the environmental condition of the site by an outside environmental consultant indicated that some of the soils at the site were contaminated with petroleum hydrocarbons and associated volatile organic compounds, and that this contamination was present in significant concentrations in some locations on site. Remediation efforts at the Vicksburg site are complete. On February 21, 1996, the Mississippi Department of Environmental Quality determined that the environmental remediation conducted by the seller meets all federal and state standards, and has certified that no further action is required. However, there is no guarantee that the Mississippi Department of Environmental Quality or the Federal Environmental Protection Agency will not alter target cleanup levels in the future, resulting in additional cleanup requirements. Such action would expose the Company to additional liability as the owner of the property, and could result in a material delay of the construction of new facilities on-site.

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

      Leverage
      --------

      The Company is highly leveraged. As of September 30, 1999, the Company's total long-term indebtedness was approximately $176.6 million and its stockholders' deficit was approximately $17.9 million. This level of indebtedness could have material adverse consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, such cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or entrance into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.


9.    Subsequent Event:  Merger Agreement with Isle of Capri Casinos, Inc.

     On Oct. 5, 1999, the Company and Isle of Capri signed a definitive agreement whereby Isle of Capri will acquire 100 percent of the Company in a merger transaction (the "Merger"). Under the terms of the agreement, the Company's common stockholders will receive cash in the amount of $12 per share for an aggregate share consideration of approximately $59 million and Isle of Capri will assume all of Lady Luck's outstanding long-term debt in the amount of approximately $176.6 million. The agreement also provides for the redemption of the Company's outstanding preferred stock in the amount of approximately $22 million. Closing is expected in the first half of 2000 pending the approval of at least 75% of the Company's stockholders and gaming regulators in all applicable jurisdictions and other contingencies. Pursuant to a Stockholder Support Agreement entered into by Tompkins, the owner of approximately 46% of the Company's Common Stock, and Isle of Capri, Tompkins will sell to Isle of Capri shares of the Company's Common Stock equal to 34.99% of the issued and outstanding shares of the Company's Common Stock and, under certain circumstances, Tompkins will sell the balance of the shares of the Company's Common Stock owned by him to Isle of Capri. In addition, Tompkins has agreed to vote his shares in favor of approval of the Merger and has placed his shares in an escrow for the benefit of Isle of Capri.

10.   Subsequent Event:  Acquisition of Gamblers Supply Management Company

     On October 29, 1999, the Company completed the purchase of all of the outstanding capital stock of Gamblers Supply Management Company ("GSMC"), a South Dakota corporation and a wholly-owned subsidiary of Sodak Gaming, Inc. ("Sodak"), a South Dakota corporation, from Sodak pursuant to a Stock Purchase Agreement dated as of July 30, 1999 (the "GSMC Agreement"). GSMC owns the Miss Marquette riverboat casino located in Marquette, Iowa and the associated real property and assets. The purchase price was approximately $41.7 million and the assumption of certain liabilities. Pursuant to the GSMC Agreement, Working Capital should have been negative $2,689,119. Following the closing, the final purchase price will be adjusted for any difference between that amount and the actual amount of Working Capital at the time of the closing. In connection with the Miss Marquette Purchase, Isle of Capri Casinos, Inc. provided a purchase money loan of $16.3 million to GSMC which was used to pay a portion of the purchase price to Sodak. Isle of Capri has taken a lien on substantially all of the assets of the Miss Marquette riverboat gaming facility, excluding the gaming licenses.

      The riverboat gaming and entertainment complex includes a 914-position riverboat casino, including 698 slot machines, with approximately 18,747 square feet of gaming space; 590-space parking lot; land-based restaurant/buffet; live entertainment showroom; 24-room hotel; full service marina with 32 slip spaces; and off-site facilities including administrative office space and laundry facilities.


11.   Subsequent Event:  Acquisition Agreement with Gemini, Inc. and IMPS

     The Company has entered into an agreement, effective as of August 19, 1999, to purchase 100 percent of the stock of Gemini, Inc., a Nevada corporation, and 100 percent of the stock of International Marco Polo Services, Inc., ("IMPS") a Nevada corporation (the "Gemini Agreement"). The Gemini Agreement also provides for the purchase of the Lady Luck Hotel & Casino in Las Vegas and associated real property and assets from Tompkins and his affiliated companies, as well as the purchase of the rights to use the Lady Luck trademark currently owned by one of Tompkins' affiliated companies, and will permit the Company, upon closing of the transactions, to cease paying the trademark licensing fees it currently pays to Gemini. The Board of Directors of the Company (the "Board") appointed a Special Committee of three independent, outside directors to negotiate the transaction on behalf of the Company. The Special Committee, which hired its own independent financial and legal advisors to assist it during the negotiations, unanimously recommended that the Company's Board approve the agreement. The total purchase price is $45.5 million. In the opinion of the Special Committee's independent financial advisor, the agreement is fair, from a financial point of view, to the stockholders of the Company other than Tompkins. In connection with entering into the Merger Agreement with Isle of Capri (see Note 9 - Subsequent
Event: Merger Agreement with Isle of Capri Casinos, Inc.) the Gemini Agreement was amended to provide, subject to the consummation of the Merger, that the sale of the trademark assets may be consummated at the same time as the Merger without consummating the acquisition of the Las Vegas Hotel, if the approval of the Nevada Gaming Commission to the acquisition of the Las Vegas Hotel has not been received at the time of the consummation of the Merger. However, if the approval of the Nevada Gaming Commission is received prior to the consummation of the Merger, both the acquisition of the trademark assets and the acquisition of the Las Vegas Hotel & Casino may be consummated at the same time as the Merger.

      The Las Vegas Hotel & Casino includes more than 30,000 square feet of gaming space, more than 800 slot and video poker machines and 30 table games, 792 hotel guestrooms, four restaurants, a cocktail lounge and a showroom, and a multi-level parking garage.

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.
Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals for them; changes in regulations affecting the gaming industry; the continued operation of the Helena Bridge connecting Arkansas to Coahoma County, Mississippi, the location of the Lady Luck Casinos and Entertainment Resort complex; the ability of the Company to comply with its Indenture covering the First Mortgage Notes Due 2001 (the "2001 Notes"); the ability of the Company to refinance the 2001 Notes on a reasonable basis; future acquisitions, mergers or strategic partnerships; general business and economic conditions; the Company's ability to become Year 2000 compliant in a timely manner and within its cost estimates, including the risk that one or more of the representations provided to the Company by its suppliers may ultimately be proven false; and other factors described at various times in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. These forward-looking statements speak only as of the date they are made. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based (Certain of these factors are discussed throughout Part I - Financial Information).


Results of Operations
=====================

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

      For the three months ended September 30, 1999 as compared to 1998, consolidated gross revenues increased to $42.8 million from $35.7 million, respectively, an increase of $7.1 million or 20%.

      Gross revenues at the Lady Luck Casinos & Entertainment Resort increased from $25.2 million to $30.1 million, an increase of $4.9 million or 19%, during the three months ended September 30, 1998 and 1999, respectively. The Lady Luck Casinos & Entertainment Resort's gross revenues increased primarily due to a $3.4 million increase in slot machine revenues, a $0.6 million increase in hotel revenues and a $0.6 million increase in food and beverage revenues. These increases in slot machine revenues and hotel revenues were primarily due to additional customers attracted by the opening of the new 314-room hotel adjacent to the Country Casino on April 30, 1999 which increased the daily supply of available rooms from 293 to 607. The amount wagered on slot machines at the Lady Luck Casinos & Entertainment Resort increased 24% between comparative periods attributable to the additional customers. The increase in food and beverage revenues was also due to an increase in the amount of food and beverage furnished to customers on a complimentary basis for which an increase in the promotional allowance was reported.

      Gross revenues at Lady Luck Natchez increased from $8.5 million to $9.4 million, an increase of $0.9 million or 11%, during the three months ended September 30, 1998 and 1999, respectively. Lady Luck Natchez's gross revenues increased primarily due to a $0.4 million increase in slot machine revenues and a $0.4 million increase in table games

                        LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS


revenues. These increases were due to the following: (1) the addition of more bus line runs including group sales; (2) additional advertising and entertainment; (3) the remodeling of two additional floors of the River Park Hotel between comparative periods which are believed to have attracted more affluent customers; (4) the use of a check guarantee service during the current year period which has enabled Lady Luck Natchez to cash a larger volume of customer checks at the casino; (5) marketing to table games players outside of its local markets; and, (6) an increase in the average number of slot machines in operation from 611 to 663, an increase of 52 or 9%, between comparative periods to lessen the effects of capacity constraints at peak demand times and changing the types of machines in operation to more popular products.

      The Company's investment in the Bettendorf Joint Venture is accounted for under the equity method and the Company's portion of income or loss from the Bettendorf Joint Venture is included in gross revenues. In addition, the Company's gross revenues include income from leasing a gaming vessel to the Bettendorf Joint Venture and management fee income for managing the Bettendorf Joint Venture's operations. The combined gross revenues recognized by the Company related to these items increased from $1.9 million to $3.3 million during the three months ended September 30, 1998 and 1999, respectively. The Bettendorf Joint Venture's gross revenues increased from $22.6 million to $26.7 million, an increase of $4.1 million or 18%, during the three months ended September 30, 1998 and 1999, respectively. These increases were primarily due to a $2.8 million increase in slot machine revenues and the addition of $1.0 million in hotel revenues. These increases in revenues were due to additional customers attracted by the opening of the new 256-room hotel which opened in September 1998 and resulted in $1.2 million of preopening expense during 1998. The Bettendorf Joint Venture increased the average number of slot machines in operation from 1,040 to 1,166, an increase of 126 or 12% between comparative periods to accommodate the additional customers. These increases in revenues resulted in additional management fees and net income for the Company despite increases in the Bettendorf Joint Venture's operating expenses and interest expense related to the expansion and increased customer levels.

      Consolidated casino operating expenses as a percentage of consolidated casino revenues increased from 40% to 43% in the three month periods ended September 30, 1998 and 1999. The increases were primarily due to the following:
(1) increases in VIP marketing efforts in an effort to attract new customers from outside the local area; (2) increased cash incentives to slot machine customers in relation to slot revenues due to relatively more customers using slot club cards while playing slot machines; and, (3) increased hotel rooms, food and beverage furnished to customers on a complimentary basis at the Lady Luck Casinos & Entertainment Resort. These increases were only partially offset by the relative reductions in payroll and related costs at Lady Luck Natchez.

      Food and beverage costs and expenses, prior to reclassifying the cost of complimentaries, as a percentage of related revenues decreased from 86% for the three months ended September 30, 1998 to 85% for the three months ended September 30, 1999. This decrease was primarily due to decreases in food and beverage costs and payroll and related expenses at Lady Luck Natchez offset partially by increases in food and beverage costs and payroll and related expenses at the Lady Luck Casinos & Entertainment Resort due in part to the upgrading of its food product and service levels.

      Gross room revenues for the River Park Hotel increased approximately 8% during the three months ended September 30, 1999 compared with the prior year three months as a result of increasing its average daily room rate from $39 to $49, an increase of $10 or 26%. The additional gross room revenues from the increase in the average daily room rate was offset partially by a decrease in occupancy from 85% to 77% between comparative three month periods. The Lady Luck Casinos & Entertainment Resort completed construction of its 314-room Country hotel which opened April 30, 1999 and experienced an occupancy rate of 63% and an average daily room rate of $38. During the three months ended September 30, 1999 as compared with the prior year, gross room revenues of the Rhythm & Blues hotel decreased by approximately 25%. Between comparative periods, the Rhythm & Blues hotel's occupancy rate decreased from 93% to 66%, while average daily room rates increased from $33 to $36 which increase was possible in part due to remodeling during the three months ended March 31, 1999. During the three months ended September 30, 1999 as

                        LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS


compared with the prior year period, gross room revenues of the Riverbluff hotel decreased by approximately 9%. The Riverbluff hotel's occupancy rate increased from 76% to 79% between comparative periods and average daily room rates decreased from $27 to $24. Increased offerings of hotel rooms at Riverbluff to patrons on a complimentary basis positively affected occupancy rates. The Lady Luck Bettendorf hotel, which opened during September 1998, experienced an occupancy rate of 87% during the three months ended September 30, 1999 and achieved an average daily room rate of $60.

      Selling, general and administrative expenses as a percentage of total gross revenues increased from 28% to 30% during the three months ended September 30, 1998 and 1999, respectively. The increase was primarily due to the following: (1) increased administrative payroll and related costs; and, (2) $0.5 million of expenses related to a planned refinancing of the Company's first mortgage notes which was subsequently postponed pending the acquisition of the Company by Isle of Capri Casinos, Inc.

     Operating income was $6.8 million for the three months ended September 30, 1999. Operating income was $7.0 million for the three months ended September 30, 1998. In addition to the changes described above, operating income decreased $0.2 million primarily due to the following: (1) a $0.3 million increase in depreciation expense related to the Country hotel which opened April 30, 1999; and, (2) a $0.1 million of additional related party license fees in the current year period resulting from improved operating results, as defined, of the Company.

     Income applicable to common stockholders was $1.0 million or $0.20 per share for the three months ended September 30, 1999 compared to $1.5 million or $0.31 per share for the three months ended September 30, 1998. In addition to the changes described above, the decrease in income applicable to common stockholders was primarily due to the following: (1) a $0.2 million reduction in interest income primarily resulting from a decrease in interest bearing cash equivalents and marketable securities due to amounts expended on the construction of the 314-room Country hotel and generators at the Lady Luck Casinos and Entertainment Resort; and, (2) a $0.1 million increase from compounding on unpaid prior dividends on the Company's Mandatory Cumulative Redeemable Preferred Stock.


Nine months Ended September 30, 1999 Compared to the Nine months Ended
  September 30, 1998

      For the nine months ended September 30, 1999 as compared to 1998, consolidated gross revenues increased to $123.9 million from $121.4 million, respectively, an increase of $2.5 million or 2%.

      Comparisons of the Company's consolidated gross revenues between periods may not be meaningful as a result of the Company's sale of certain underperforming assets. The Company has sold substantially all of the assets, excluding gaming equipment and certain non-contiguous real property, associated with its Lady Luck Biloxi casino effective June 11, 1998. The Company's gross revenues from operations during the nine months ended September 30, 1998 generated by Lady Luck Biloxi was $11.0 million.

      Gross revenues at the Lady Luck Casinos & Entertainment Resort increased from $76.5 million to $86.0 million, an increase of $9.5 million or 12%, during the nine months ended September 30, 1998 and 1999, respectively. Despite the disruption caused by hotel construction, the Lady Luck Casinos & Entertainment Resort's gross revenues increased primarily due to a $7.6 million increase in slot machine revenues, a $1.0 million increase in hotel revenues and a $0.9 million increase in food and beverage revenues. These increases in revenues were primarily due to additional customers attracted by the opening of the new 314-room hotel adjacent to the Country Casino on April 30, 1999 which increased the daily supply of available rooms from 293 to 607. The Lady Luck Casinos & Entertainment Resort increased the average number of slot machines in operation from 1,375 to 1,503, an increase of 128 or 9% between comparative periods to accommodate the additional customers.

                        LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS


     Gross revenues at Lady Luck Natchez increased from $26.0 million to $28.7 million, an increase of $2.7 million or 10%, during the nine months ended September 30, 1998 and 1999, respectively. Lady Luck Natchez's gross revenues increased due to a $1.9 million increase in slot machine revenues, a $0.4 million increase in table games revenues and a $0.3 million increase in food and beverage revenues. These increases were due to the following: (1) the addition of more bus line runs including group sales; (2) additional advertising and entertainment; (3) nine months of operations during the current year period of a nearby off-site full-service restaurant which opened during May 1998 that has attracted an increased number of new visitors to the casino; (4) the remodeling of two additional floors of the River Park Hotel between comparative periods which are believed to have attracted more affluent customers; (5) the use of a check guarantee service during a portion of the current year period which has enabled Lady Luck Natchez to cash a larger volume of customer checks at the casino; (6) marketing to table games players outside of its local markets; and,
(7) an increase in the average number of slot machines in operation from 613 to 653 between comparative periods to lessen the effects of capacity constraints at peak demand times and changing the types of machines in operation to more popular products.

      The Company's investment in the Bettendorf Joint Venture is accounted for under the equity method and the Company's portion of income or loss from the Bettendorf Joint Venture is included in gross revenues. In addition, the Company's gross revenues include income from leasing a gaming vessel to the Bettendorf Joint Venture and management fee income for managing the Bettendorf Joint Venture's operations. The combined gross revenues recognized by the Company related to these items increased from $7.3 million to $9.0 million during the nine months ended September 30, 1998 and 1999, respectively. The Bettendorf Joint Venture's gross revenues increased from $65.7 million to $76.4 million, an increase of $10.7 million or 16%, during the nine months ended September 30, 1998 and 1999, respectively. These increases were primarily due to a $6.4 million increase in slot machine revenues and the addition of $2.9 million in hotel revenues. These increases in revenues were due to additional customers attracted by the opening of the new 256-room hotel which opened in September 1998 and resulted in $1.2 million of preopening expense during 1998. The Bettendorf Joint Venture increased the average number of slot machines in operation from 995 to 1,162, an increase of 167 or 17% between comparative periods to accommodate the additional customers. These increases in revenues resulted in additional management fees and net income for the Company despite increases in the Bettendorf Joint Ventur's operating expenses and interest expense related to the expansion and increased customer levels.

      Consolidated casino operating expenses as a percentage of consolidated casino revenues remained constant at 42% in the nine months ended September 30, 1999 and 1998. The decreases from the following: (1) the ceasing of operations in February 1998 of Lady Luck Central City and in June 1998 of Lady Luck Biloxi, which properties historically have operated at less favorable margins than the Company's average margin; and, (2) relative reductions in payroll and related costs at Lady Luck Natchez were offset by the following: (1) increases in VIP marketing efforts in an effort to attract new customers from outside the local area; and (2) increased cash incentives to slot machine customers in relation to slot revenues due to relatively more customers using slot club cards while playing slot machines.

      Food and beverage costs and expenses, prior to reclassifying the cost of complimentaries, as a percentage of related revenues decreased from 89% for the nine months ended September 30, 1998 to 86% for the nine months ended September 30, 1999. This decrease was primarily due to the closing in February 1998 of Lady Luck Central City and June 1998 of Lady Luck Biloxi, which properties historically have operated at less favorable margins than the Company's other properties. The effects of these reductions were partially offset by relative increases in food and beverage costs at Lady Luck Natchez and the Lady Luck Casinos & Entertainment Resort and an increase in labor costs at the Lady Luck Casinos & Entertainment Resort.

                        LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS


      Gross room revenues for the River Park Hotel increased approximately 8% during the nine months ended September 30, 1999 compared with the prior year nine months as a result of increasing its average daily room rate from $37 to $46, an increase of $9 or 24%. The additional gross room revenues from the increase in the average daily room rate was offset partially by a decrease in occupancy from 84% to 77% between comparative nine month periods. The Lady Luck Casinos & Entertainment Resort completed construction of its 314-room Country hotel which opened April 30, 1999 and experienced an occupancy rate of 57% and an average daily room rate of $39. During the nine months ended September 30, 1999 as compared with the prior year, gross room revenues of the Rhythm & Blues hotel decreased by approximately 10%. Between comparative periods, the Rhythm & Blues hotel's occupancy rate decreased from 90% to 75%, while average daily room rates increased from $33 to $37 which increase was possible in part due to remodeling during the first three months of 1999. During the nine months ended September 30, 1999 as compared with the prior year, gross room revenues of the Riverbluff hotel increased by approximately 3%. The Riverbluff hotel's occupancy rate increased from 73% to 76% between comparative periods and average daily room rates remained constant at $26. Increased offerings of hotel rooms at Riverbluff to patrons on a complimentary basis positively affected occupancy rates. The Lady Luck Bettendorf hotel, which opened during September 1998, experienced an occupancy rate of 79% during the nine months ended September 30, 1999 and achieved an average daily room rate of $57.

      Selling, general and administrative expenses as a percentage of total gross revenues decreased from 29% to 28% during the nine months ended September 30, 1998 and 1999, respectively. The decrease was primarily due to the following: (1) the absence of operations of the relatively underperforming Lady Luck Biloxi, which historically operated at less favorable margins than the Company's average; (2) an absence in the current year period of accruals made in the prior year period related to an unfavorable employee medical claims experience; (3) recovery of legal costs and reversal of accruals related to settlements of specific litigation; and, (4) an absence in the current year period of repair costs related to storm damage incurred in the prior year period. These decreases were partially offset by the following: (1) increased administrative payroll and related costs; (2) accruals for possible assessments related to non-compliance with currency transaction reporting requirements; (3) increased record retention costs related to optically scanning a significant amount of back office documents and storing the images on compact discs for later retrieval; and, (4) $0.5 million of expenses related to a planned refinancing of the Company's first mortgage notes which was subsequently postponed pending the acquisition of the Company by Isle of Capri.

     Operating income was $23.0 million for the nine months ended September 30, 1999 and was $23.3 million for the nine months ended September 30, 1998. Despite the positive changes described above, operating income decreased $0.3 million primarily due to operating income for the prior year period including a $2.8 million gain, net of reserves for disposition costs, recognized on the sale of substantially all of the assets associated with Lady Luck Biloxi. The decrease was also due to $0.4 million of preopening expense related to the opening of the Country hotel and $0.5 million of additional related party license fees in the current year period resulting from improved operating results, as defined, of the Company. Depreciation expense remained constant despite the sales of Lady Luck Central City in February 1998 and Lady Luck Biloxi in June 1998 as these reductions were offset by depreciation related to the Country hotel which opened April 30, 1999.

     Income applicable to common stockholders was $6.3 million or $1.29 per share for the nine month period ended September 30, 1999 compared to $6.1 million or $1.25 per share for the nine months ended September 30, 1998. In addition to the changes described above, the increase in income applicable to common stockholders was primarily due to a reduction in net interest expense primarily resulting from the capitalization of $0.5 million of interest on funds used during construction of the 314-room Country hotel at the Lady Luck Casinos and Entertainment Resort. A $0.2 million increase from compounding on unpaid prior dividends on the Company's Mandatory Cumulative Redeemable Preferred Stock was offset by a $0.2 million decrease in other expense.

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


Lady Luck Casinos and Entertainment Resort
------------------------------------------

                                            %                             %
                         Three Months    Increase     Nine Months      Increase
                            Ended       (Decrease)       Ended        (Decrease)
                        September 30,    1999 vs.    September 30,        1999
                      ----------------- ---------- ------------------ ----------
                        1999     1998     1998       1999      1998      1998
                      -------- -------- ---------- --------  -------- ----------
Gross revenues.....   $   30.1 $   25.2     19     $   86.0  $   76.5    12
Net revenues.......       27.1     23.7     17         77.8      69.7    12
Management fee.....        1.0      0.9     11          2.9       2.5    16
Operating income...        4.1      5.0    (18)        13.9      16.0   (13)
Operating margin...       15%      22%      (7) pts    18%       23%     (5)pts.


Average daily net
  win per table
  game.............   $  704   $  603       17     $  650    $  633       3
Average number of
 tables in
 operation.........       46       49       (6)        48        50      (4)
Average daily net
  win per slot
  machine..........   $  165   $  141       17     $  158    $  153       3
Average number of
  of slot machines
  in operation.....    1,481    1,468        1      1,503     1,375       9


Lady Luck Natchez
-----------------
                                           %                             %
                         Three Months    Increase     Nine Months      Increase
                            Ended       (Decrease)       Ended        (Decrease)
                        September 30,    1999 vs.    September 30,        1999
                      ----------------- ---------- ------------------ ----------
                        1999     1998     1998       1999      1998      1998
                      -------- -------- ---------- --------  -------- ----------
Gross revenues.....   $    9.4 $    8.5     11     $   28.7  $   26.0    10
Net revenues.......        8.5      7.8      9         26.3      23.8    11
Management fee.....        0.3      0.3      -          1.0       0.8    25
Operating income...        1.4      0.8     75          4.0       3.0    33
Operating margin...       16%      10%       6 pts.    15%       13%      2 pts.


Average daily net
  win per table
  game.............   $  768   $  515       49     $  760    $  661      15
Average number of
 tables in
 operations........       16       16        -         16        16       -
Average daily net
  win per slot
  machine..........   $  108   $  111       (3)    $  115    $  111       4
Average number of
  of slot machines
  in operation.....      663      611        9        653       613       7

                         LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS


Lady Luck Bettendorf (a)
--------------------

                                           %                             %
                         Three Months    Increase     Nine Months      Increase
                            Ended       (Decrease)       Ended        (Decrease)
                        September 30,    1999 vs.    September 30,        1999
                      ----------------- ---------- ------------------ ----------
                        1999     1998     1998       1999      1998      1998
                      -------- -------- ---------- --------  -------- ----------
Gross revenues.....   $   26.7 $   22.6    18      $   76.4  $   65.7    16
Net revenues.......       25.2     21.4    18          72.0      62.2    16
Management fee.....        0.7      0.6    17           2.1       1.7    24
Operating income...        4.3      2.0   115          11.6       8.1    43
Operating margin...       17%       9%      8 pts.     16%       13%      3 pts.


Average daily net
  win per table
  game.............   $  652   $  747     (13)     $  693    $  763      (9)
Average number of
 tables in
 operations........       44       39      13          43        38      13
Average daily net
  win per slot
  machine..........   $  189   $  183       3      $  182    $  189      (4)
Average number of
  of slot machines
  in operation.....    1,166    1,040      12       1,162       995      17
---------------------------

      (a) Lady Luck Bettendorf is 50% owned by LLQC. The Company includes 50% of the net income of Lady Luck Bettendorf as equity in net income of affiliates using the equity method of accounting.


Liquidity and Capital Resources
-------------------------------

      During the nine months ended September 30, 1999, the Company generated $12.8 million in cash from operations. The primary sources during the nine months ended September 30, 1999 of cash and non-cash resources were: (1) cash flow from operations; (2) cash on hand at the beginning of the year; (3) $1.1 million net from the sale of marketable securities; (4) $2.5 million distribution of earnings from the Bettendorf Joint Venture; and (5) the purchase of slot machines on contracts with their manufacturers to be repaid over time. The primary uses of cash and non-cash resources during the nine months ended September 30, 1999, other than operating expenditures, include:

A. $16.6 million for net property and equipment primarily related to the Lady Luck Casinos and Entertainment Resort as follows:

      -    $10.8 million for continuation of construction of a 314-room hotel

      - $4.2 million for continuing construction and installation of new generator systems

      -    $0.4 million for continuation of remodeling of the Rhythm & Blues
            Hotel

B.    $0.6 million for the re-payment of debt and slot contracts.

C. $1.1 million for the acquisition of slot machines and other assets by certain subsidiaries for the incurrence of indebtedness.

D.    $1.8 million for accrual of preferred stock dividends.

                        LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS


     Lady Luck Central City is expected to require cash infusions of $0.1 million during the remainder of 1999, the expense portion of which was fully accrued as of December 31, 1997 for payments on the remaining parking lot leases, including the purchase of the two remaining lots as required by the contracts. The sellers will finance a portion of the purchases. Lady Luck Central City will require additional cash infusions related to debt service on these parking lots in periods beyond 1999.

      During the remainder of 1999, Lady Luck Biloxi is expected to require cash infusions of up to $0.1 million, the expense portion of which was fully accrued as of December 31, 1998, for payments on a lease and other specific liabilities. The lease cost is $0.2 million annually through May 2008, unless an earlier assignment to Grand Casinos of Mississippi, Inc., pursuant to an asset sale agreement, can be executed or an early buy-out can be negotiated with the lessor. A reserve was established as of December 31, 1998 for the discounted future expected expense related to this lease. Lady Luck Biloxi may require additional cash infusions related to this lease in periods beyond 1999 for lease payments if the lease is not assigned or bought out and for the settlement of specific other remaining obligations of Lady Luck Biloxi.

      Pursuant to a development agreement with the City of Bettendorf, the Bettendorf Joint Venture is developing a marina with seasonal transient docking facilities. The development agreement requires that in the event that the construction of the marina is not completed before April 1, 1999, unless completion is restricted beyond the control of the Bettendorf Joint Venture, the Bettendorf Joint Venture must pay the City $100,000 per month until the project has been completed. The Bettendorf Joint Venture is currently pursuing the necessary licenses for development of the marina. As approvals for the licenses are pending environmental evaluations and flood plain analyses, the continued development of the marina is beyond the control of the Bettendorf Joint Venture, thus no liquidated damages are being assessed. As of September 30,1999, the Bettendorf Joint Venture had incurred approximately $72,000 of costs related to the marina and anticipates that, if constructed, the marina will cost an additional amount of approximately $1,600,000.

      The Bettendorf Joint Venture is developing plans to build-out and operate an upscale restaurant in the Lady Luck Center adjacent to its hotel. Construction has been suspended pending redesign being considered pursuant to the Merger with Isle of Capri. The Bettendorf Joint Venture plans to fund the cost of this project from its cash on hand and from its operations.

      During August 1998, MLI entered into an agreement for and began the construction of a new 314-room hotel adjacent to its Country Casino. The hotel opened April 30, 1999. The Company has funded the construction primarily with the proceeds from the sale of substantially all of LLB's operating assets. The completed project had total costs of approximately $16.7 million.

      During March 1999, MLI entered into an agreement for the production of five new generators for the Lady Luck Casinos and Entertainment Resort. The cost of construction and installation of the generators is approximately $4.2 million which has been paid. The generators commenced power production during July 1999.

      On October 29, 1999, the Company completed the purchase of all of the outstanding capital stock of Gamblers Supply Management Company ("GSMC"), a South Dakota corporation and a wholly-owned subsidiary of Sodak Gaming, Inc. ("Sodak"), a South Dakota corporation, from Sodak pursuant to a Stock Purchase Agreement dated as of July 30, 1999 (the "GSMC Agreement"). GSMC owns the Miss Marquette riverboat casino located in Marquette, Iowa and the associated real property and assets. The purchase price was approximately $41.7 million and the assumption of certain liabilities. Pursuant to the GSMC Agreement, Working Capital should have been negative $2,689,119 following the closing. The final purchase price will be adjusted for any difference between that amount and the actual amount of Working Capital at the time of the closing. In connection with the Miss Marquette Purchase, Isle of Capri Casinos, Inc. provided a purchase money loan of $16.3 million to GSMC which was used to pay a portion of the purchase price to Sodak. Isle of Capri Casinos, Inc. has taken a lien on substantially all of the assets of the Miss Marquette riverboat gaming facility, excluding the gaming licenses.

                        LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS


      No further significant expenditures for projects under development are committed to be made by the Company from existing cash or cash flow from operations. Various amounts of cash and non-cash resources may be used during 1999 for other capital improvements, expansions or acquisitions that cannot currently be estimated and may be contingent on market conditions and other factors. If significant cash or other resources become available, the Company may make additional capital expenditures. In any case, the amount of capital expenditures will be based on cash available and market conditions at the time any commitment is made. The foregoing is subject to the restrictions on capital expenditures under the terms of the Merger Agreement which the Company entered into the Isle of Capri.

      Although permissible under the Indenture, the Company does not anticipate a repurchase of all or a portion of the 2001 Notes in early satisfaction of any required repurchase pursuant to the Indenture governing the 2001 Notes. The amount and timing of any required repurchase cannot currently be estimated as it is dependent on future results of operations. The Company has suspended its pursuit of refinancing the 2001 Notes due to the pending merger with Isle of Capri.

      The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of September 30, 1999, approximately $6.0 million ($3.0 million net of reserves and accruals) has been expended under this contract and approximately $1.9 million is included in construction payables. Construction has been discontinued and is not anticipated to resume until such time as a suitable development project proceeds. During 1998, the contractor filed for bankruptcy. The filing listed $1.5 million as an accrued construction receivable and did not list the partially completed vessel as an asset. The Company has relocated the vessel from the shipyard at a cost of approximately $200,000.

      The Company is involved in specific lawsuits which, if adversely decided, could have a material adverse effect upon the Company's financial position and results of operations (see Note 7 to the condensed consolidated financial statements included as Item 1, Part I).

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

      Effective June 4, 1998, the Company's stockholders approved a one-for-six reverse stock split with regard to its Common Stock (the "Reverse Split"). The effects of the Reverse Split were to reduce the number of issued and outstanding shares of Common Stock from 29,285,698 to 4,881,003 and to increase the par value of these shares from $0.001 to $0.006 per share. Instead of fractional shares resulting from the Reverse Split, stockholders received a cash payment from the sale of the aggregate fractional shares on the open market. The Reverse Split did not change the number of authorized shares of the Company's Common Stock and had no effect on the Company's Preferred Stock. All references in the financial statements to number of shares and per share amounts of the Company's Common Stock have been retroactively restated to reflect the decreased number of shares of Common Stock outstanding.

      On June 21, 1999, the Company was informed by the Nasdaq National Market that it had determined the Company was no longer eligible for listing because the Company's Common Stock failed to maintain market value of public float and bid price, composed of total shares outstanding reduced by those held by directors and officers, as defined, greater than or equal to $15.0 million, and a bid price of at least $5.00 per share, respectively, in accordance with Nasdaq Marketplace Rules 4450(b)(3) and 4450(b)(4). The Company since has been accepted for listing on the Nasdaq Smallcap Market.

                        LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS


      The Company is highly leveraged. As of September 30, 1999, the Company's total long-term indebtedness was approximately $176.6 million and its stockholders' deficit was approximately $17.9 million. This level of indebtedness could have material adverse consequences to stockholders. While management believes the Company will have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants of the Indenture as supplemented, to the extent that a substantial portion of the Company's cash flow from operations remains dedicated to the payment of principal and interest on its indebtedness, such cash flow is not available for other purposes such as general operations, maintenance and improvement of casino and hotel facilities or expansion of existing sites or entrance into other gaming markets. Furthermore, the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited and the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its industry.

      Andrew H. Tompkins, Chairman and Chief Executive Officer of the Company, beneficially owns approximately 46% of the Company's outstanding Common Stock. As a result of his ownership and control, Mr. Tompkins has the ability to significantly influence the Company's affairs, including electing all of its directors and (except as otherwise provided by law) approving or disapproving other matters submitted to a vote of the Company's stockholders, including a merger, consolidation or sale of assets. As a requirement of Isle of Capri entering into a Merger Agreement with the Company, Mr. Tompkins agreed to vote his shares in favor of the approval of the merger with Isle of Capri, provided Isle of Capri with a purchase option with respect to his shares and agreed to deposit such shares in escrow for the benefit of Isle of Capri (see Note 9 to the condensed consolidated financial statements included as Item 1, Part I).

     Mr. Tompkins also owns a casino-hotel in Las Vegas, Nevada and the Lady Luck trademark and a customer list, which the Company licenses from him. The Las Vegas casino-hotel has incurred substantial indebtedness and is in default on that debt as of September 30, 1999. Mr. Tompkins is personally liable for the debt and has pledged certain of his assets, including the Lady Luck trademark and customer list, as collateral for the benefit of the holders of that indebtedness. As a result of the current default, these lenders are entitled to the benefit of this collateral and could foreclose on the pledge and seize the Lady Luck trademark and customer list and sell them to a third party. In addition, Mr. Tompkins may be required to sell the trademark and the customer list to satisfy the debt.

     Pursuant to a Forbearance Agreement dated April 29, 1999 and supplemented on September 24, 1999, all scheduled principal installments due to the Banks will be deferred until June 30, 2000, subject to satisfaction of certain conditions. In addition, upon the consummation of, among other things, the purchase of the Lady Luck trademark and customer list, as well as the purchase of the Lady Luck casino-hotel by the Company as provided for in the Purchase Agreement, by and among Gemini, Inc., International Marco Polo Services, Inc., Andrew H. Tompkins and the Company, the unpaid principal balance due to the Banks will be discounted by $1,000,000 pursuant to the terms and conditions of the First Supplement to the Forbearance Agreement.

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

                        LADY LUCK GAMING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULT OF OPERATIONS


Year 2000
---------

      The Company's computer systems may or may not be Year 2000 compliant. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, which may result in systems failures and disruptions to operations on or after January 1, 2000. In order to address this issue, the Company has retained an outside consultant to help it to assess the computer systems used in the Company's business that are not Year 2000 compliant, and prepare and implement its Year 2000 computer compliance program.

      The Company has divided the systems located at each of its properties and corporate offices into two categories: (1) systems that would have a significant effect on operations or financial statements (the "mission critical systems"), such as slot systems and lodging and gaming systems, and (2) low priority systems (for example, individual personal computers or workstations). Both groups are being pursued for adherence to compliant standards. Also, each category includes both IT Systems (for example, network software and hardware systems) and Non-IT Systems (for example, devices that are potentially date sensitive due to their dependency on a built in computer chip or proprietary software developed by a third party). The Company has primarily relied on representations of the suppliers of its systems to determine whether a system is Year 2000 compliant. However, the Company began conducting testing of the date dependent functions of specific systems in September 1999. As of September 30, 1999, the Company has determined that the total costs related to the repair and replacement of the mission critical systems that it has evaluated that are not yet Year 2000 compliant would not have a material adverse effect on the Company. In making this determination, the Company has relied on written representations from the Company's computer system suppliers that those suppliers will provide the Company with applicable software upgrades in a timely manner. As of September 30, 1999, the Company has not expended significant funds on Year 2000 compliance and expects expenditures not in excess of $500,000 will be necessary to complete remediation. The Company expects to fund these costs through cash on hand and operating cash flows. If those suppliers fail to provide upgrades in a timely manner or the upgrades are not functional, this failure or non-functionality may have a material adverse effect on the Company, including the loss of the authority to operate electronic gaming devices in one or more jurisdictions if the electronic monitoring systems were to become non-functional and waivers were not granted by the licensing authorities. The Company has so far obtained representations from its vendors, as follows, that compliant versions are available: (1) 100% of specialized software vendors; (2) 98% of "shrink-wrap" software vendors; (3) 95% of IT hardware vendors; and, (4) 97% of non-IT hardware vendors. The balance of the Company's unique systems have been evaluated and determined not to be mission critical. Those that are not Year 2000 compliant and cannot be made Year 2000 compliant in a cost efficient or timely manner may have a material adverse effect on the Company. The Company also intends to develop an internal contingency plan for disaster recovery and processing by December 1999.

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

PART II    OTHER INFORMATION


           Item 1. LEGAL PROCEEDINGS

                   Not Applicable.

           Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                   (d)  Not applicable.

           Item 5. OTHER INFORMATION

                   None

           Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits.

                       Exhibit
                        Number    Description of Exhibits
                       --------   --------------------------

                          27      Financial Data Schedule

                  (b)  Reports on Form 8-K.

                        July 30, 1999 regarding Item 5.

                        August 19, 1999 regarding Item 5.

                        October 5, 1999 regarding Item 5.

                        October 29, 1999 regarding Item 2.

SIGNATURES
----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:   November 15, 1999                 Lady Luck Gaming Corporation
                                          Registrant


                                          /s/  James D. Bowen
                                          Its: Vice President Finance and
                                               Principal Accounting Officer and
                                               duly authorized officer